Form 10-Q
period 1995-03-31
MOORE PRODUCTS CO
filed 1995-05-12
CIK 67975

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1995
                                    ----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________   to  __________________

Commission file number             0-545
                                   -----

                               Moore Products Co.
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                 Pennsylvania                               23-1427830
- ---------------------------------------------          ------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
             or organization)                            Identification No.)

         Spring House, PA                                      19477
- ---------------------------------------------          ------------------------
(Address of principal executive offices)                     (Zip Code)


(Registrant's telephone number, including area code)     (215) 646-7400
                                                       ------------------------

                                 Not applicable
- --------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  __X__ .   No  ____  .

As of March 31, 1995, there were 2,083,092 shares of the Registrant's Common Stock outstanding.

PART I.  FINANCIAL INFORMATION


                               MOORE PRODUCTS CO.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                 Three Months Ended
                                                                                      March 31
                                                                            ----------------------------
                                                                                1995            1994
                                                                                ----            ----

Net sales                                                                   $24,513,000       $22,845,000

Cost of products sold                                                        12,893,000        12,150,000
                                                                             ----------        ----------

Gross profit                                                                 11,620,000        10,695,000

Selling, research and development, administrative
      and general expenses                                                   12,565,000        11,024,000
                                                                             ----------        ----------

Loss from operations                                                        (   945,000)     (    329,000)

Other income                                                                     42,000            20,000
                                                                             ------------    ------------

Loss before income taxes                                                    (   903,000)     (    309,000)

Income tax provision (benefit)                                              (    64,000)          138,000
                                                                             ------------    ------------

      Net loss                                                              ($  839,000)     ($   447,000)
                                                                             ===========      ============

Loss per common share-assuming no dilution:

      Net loss                                                                    ($.40)            ($.22)
                                                                                   =====             =====


Cash dividends per share:

      Preferred                                                                  $.0000            $.0000
      Common                                                                       $.00              $.00


See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.

                     CONDENSED CONSOLIDATED BALANCE SHEETS



ASSETS                                                                       March 31         December 31
                                                                               1995              1994
                                                                           ------------       ------------
CURRENT ASSETS                                                              (Unaudited)         (Note A)

      Cash                                                                 $  1,640,000       $   569,000
      Trade accounts receivable                                              19,080,000        19,469,000
      Inventories                                                            17,917,000        16,126,000
      Prepaid expenses and recoverable income taxes                           2,849,000         2,605,000
                                                                           ------------      ------------
         TOTAL CURRENT ASSETS                                                41,486,000        38,769,000

PROPERTY, PLANT AND EQUIPMENT                                                53,812,000        52,896,000
Less:  Accumulated depreciation                                            ( 37,143,000)     ( 36,311,000)
                                                                           ------------      ------------
                                                                             16,669,000        16,585,000

OTHER ASSETS                                                                  5,082,000         4,796,000
                                                                           ____________      ____________
                                                                            $63,237,000       $60,150,000
                                                                            ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Notes payable to bank                                                 $ 1,904,000       $         0
      Accounts payable                                                        7,228,000         5,644,000
      Accrued compensation                                                    1,538,000         1,759,000
      Advances from customers                                                 2,711,000         2,126,000
                                                                            -----------       -----------
         TOTAL CURRENT LIABILITIES                                           13,381,000         9,529,000

OTHER LIABILITIES                                                             5,958,000         5,958,000

STOCKHOLDERS' EQUITY
      Preferred Stock, 5% cumulative, voting and
      convertible, par value $1 per share:
         Authorized - 325,000 shares
         Issued and outstanding - 175,950 shares                                176,000           176,000
      Common Stock, par value $1 per share:
         Authorized - 3,750,000 shares
         Issued and outstanding - 2,083,092                                   2,083,000         2,083,000
      Capital in excess of par value                                          3,343,000         3,343,000
      Retained earnings                                                      38,296,000        39,061,000
                                                                            -----------       -----------
                                                                             43,898,000        44,663,000
                                                                            -----------       -----------
                                                                            $63,237,000       $60,150,000
                                                                            ===========       ===========

See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Three Months Ended
                                                                                       March 31
                                                                            ------------------------------
                                                                                1995             1994
                                                                                ----             ----

OPERATING ACTIVITIES:

      Net loss                                                              ($  839,000)      ($  447,000)
      Noncash (income) expenses:
         Depreciation                                                           819,000           762,000
         Deferred income taxes                                              (    53,000)      (    97,000)
         Pension and other postretirement benefits                          (   286,000)      (    70,000)


      Changes in operating assets and liabilities:
         Trade accounts receivable                                              389,000       ( 1,007,000)
         Inventories                                                        ( 1,791,000)      (   445,000)
         Accounts payable                                                     1,584,000         1,398,000
         Accrued compensation                                               (   221,000)      (   124,000)
         Advances from customers                                                585,000       (    12,000)
         Prepaid expenses and income taxes                                  (   191,000)          138,000
                                                                             ----------       -----------
                                                                            (     4,000)           96,000

INVESTING ACTIVITY:
      Purchase of property, plant and equipment                             (   833,000)      (   607,000)

FINANCING ACTIVITIES:
      Dividends paid                                                                  0                 0
      Increase in notes payable to bank                                       1,904,000                 0
                                                                             ----------       -----------
                                                                              1,904,000                 0

Effect of exchange rate changes                                                   4,000       (    49,000)
                                                                             ----------       -----------

NET INCREASE (DECREASE) IN CASH                                               1,071,000        (  560,000)

Cash beginning of year                                                          569,000         1,964,000
                                                                             ----------       -----------

CASH END OF PERIOD                                                           $1,640,000        $1,404,000
                                                                             ==========       ===========

See Notes to Condensed Consolidated Financial Statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MOORE PRODUCTS CO.

March 31, 1995


Note A - Basis of Presentation
- ------------------------------


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the Instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

The balance sheet at December 31, 1994, has been derived from the audited financial statements at that date.

Primary earnings per share have been computed using the average number (2,083,092 shares for the quarters ended March 31, 1995 and 1994) of shares of Common Stock outstanding during the period and subtracting the Preferred Stock dividends, declared or cumulative even though not declared, from net income. No effect has been given to options outstanding under the Company's stock option plan as no material dilutive effect would result from exercise of these items. Fully diluted earnings per share are computed based upon the assumption that the Preferred Stock shares were converted into Common Stock as of the beginning of the period (2,153,472 shares for the quarters ended March 31, 1995 and 1994) and no Preferred Stock dividends were paid. Fully diluted per share data is not disclosed when convertible preferred stock is antidilutive.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Note B - Inventories
- --------------------

The components of inventory consist of the following:

                                                                            March 31          December 31
                                                                              1995               1994
                                                                           -----------       ------------
Completed instruments                                                       $ 3,208,000       $ 3,290,000
Finished parts                                                               10,010,000         9,252,000
Work in process                                                               4,055,000         2,984,000
Raw material                                                                    644,000           600,000
                                                                            -----------       -----------
                                                                            $17,917,000       $16,126,000
                                                                            ===========       ===========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF THE RESULTS OF OPERATIONS



When compared with the first quarter of 1994, sales increased $1,668,000 or 7%, the result of a higher physical volume of products shipped. Cost of goods sold increased $743,000 or 6%, in response to the higher sales. Gross profit margins remained stable at 47%.

Selling, research and development, administrative and general expenses for the first quarter of 1995 increased $1,541,000 or 14% compared to the first quarter of 1994. Higher payroll and selling-related costs were the primary reasons for this increase. Throughout the past year, the Company has strategically increased staffing levels in selected areas of the organization in anticipation of higher levels of business activity.

The nontraditional relationship of income taxes to the pretax loss as of March 31, 1995, is the result of mixed operating results in various countries. Statutory rates have been applied to pretax income in the United States; however, tax benefits for losses incurred by certain international subsidiaries in tax jurisdictions outside the United States have not been recognized for financial reporting purposes because the realization of such benefits is not presently assured.

Continued improvement in general economic conditions has resulted in an improved level of business activity. For the first four months of 1995, orders received by the parent company were 10% higher and shipments were 2% higher than for the corresponding period in 1994. The backlog of unshipped orders as of April 30, 1995 was $24,958,000 compared to $17,889,000 as of April 30, 1994.

In summary, quotations outstanding and sales orders received continue ahead of last year. The Company has increased costs with added personnel and resources in support of a growth in sales. The sales and production cycles of large-scale systems products, can significantly influence shipments from one quarter to the next. In the first quarter of 1995, shipments were not sufficient to offset the higher base cost incurred to support our expected growth. This resulted in a net loss of $839,000 for the first quarter of 1995 compared to $447,000 in the first quarter of 1994. While higher shipments are expected for the second quarter of 1995, it is not yet clear if profitable results will be achieved.

The Company's working capital continues to be positive; however, operating results in the current period along with higher inventory levels have increased the reliance on bank financing. The Company continues to maintain a line of credit in anticipation of short-term cash requirements during the year.

PART II.  OTHER INFORMATION
- ---------------------------


Items 1, 2, 4 and 5.
- --------------------

In accordance with the Instructions to Part II of Form 10-Q, Items 1, 2, 4 and 5 of Part II of Registrant's Quarterly Report on Form 10-Q are omitted, since none of the Items listed thereunder are applicable.


Item 3.  Defaults Upon Senior Securities.
- -----------------------------------------

The Registrant's Articles of Incorporation, as amended, essentially provide that (i) holders of the Registrant's Preferred Shares are entitled to receive, as and when declared by the Board, cumulative dividends at the rate of 5% ($.05 per share), (ii) such dividends may be declared and paid quarterly, semi-annually or annually in the discretion of the Board, and (iii) if full cumulative dividends in cash or in Preferred Shares have not been paid or declared and set aside for payment for the first three quarters of any fiscal year , no dividend may be paid or distribution made on the Registrant's Common Shares (other than dividends payable in Common Shares) until full cumulative dividends in cash or in Preferred Shares for such year and all prior periods have been paid or declared and set aside for payment.

Traditionally, the Registrant has paid cash dividends on both its Common and Preferred Shares quarterly, and that practice continued through the first quarter of 1993. However, in recognition of the difficult business climate, no dividends on either Preferred or Common Shares have been paid or declared and set aside for payment since March 1, 1993, and it is uncertain when the payment of dividends will recommence. The cumulative arrearage in Preferred Share dividends through the end of the Registrant's first quarter of 1995 (calculated on a quarterly basis) was $17,595.


Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------


No reports on Form 8-K have been filed during the most recently completed fiscal quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               MOORE PRODUCTS CO.




Dated:  May 10, 1995           By: /S/W. B. Moore
                                   -----------------------------------------
                                   W. B. Moore,
                                   President and Chief Executive Officer




Dated:  May 10, 1995           By: /S/R. E. Wisniewski
                                   -----------------------------------------
                                   R. E. Wisniewski,
                                   Secretary and Treasurer
                                  (Principal Financial and Accounting Officer)