Form 10-Q
period 1995-06-30
MOORE PRODUCTS CO
filed 1995-08-14
CIK 67975

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1995
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------  ----------------------

Commission file number             0-545
                      ---------------------------------------------------------

                               Moore Products Co.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Pennsylvania                                   23-1427830
---------------------------------------------               ------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
               or organization)                             Identification No.)

                  Spring House, PA                                 19477
---------------------------------------------               ------------------
     (Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number, including area code)       (215) 646-7400
                                                    ---------------------------

                                 Not applicable

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

As of June 30, 1995, there were 2,083,092 shares of the Registrant's Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

                               MOORE PRODUCTS CO.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                      Six Months Ended                         Three Months Ended
                                          June 30                                   June 30
                                 -------------------------------            -----------------------------
                                     1995               1994                   1995              1994
                                 ------------        -----------            -----------       -----------
Net sales                         $53,964,000        $47,270,000            $29,451,000       $24,425,000

Cost of products sold              27,853,000         25,447,000             14,960,000        13,297,000
                                 ------------        -----------            -----------       -----------

Gross profit                       26,111,000         21,823,000             14,491,000        11,128,000

Selling, research and
    development,
    administrative and
    general expenses               26,436,000         22,353,000             13,871,000        11,329,000
                                 ------------        -----------            -----------       -----------

Income (loss)
    from operations          (        325,000)  (        530,000)               620,000   (       201,000)

Other income                          148,000             60,000                106,000            40,000
                                -------------       ------------            -----------      ------------

Income (loss) before
    income taxes             (        177,000)  (        470,000)               726,000   (       161,000)

Income tax provision                  341,000            185,000                405,000            47,000
                                 ------------       ------------           -----------       ------------


Net income (loss)            (   $    518,000)  (   $    655,000)           $   321,000   (   $   208,000)
                                 ============       ============            ===========       ===========


Loss per common share -
  assuming no dilution:
    Net income (loss)                   ($.25)             ($.31)                  $.15             ($.10)
                                         ====               ====                   ====              ====

Cash dividends per share:
    Preferred                          $.0000             $.0000                 $.0000            $.0000
    Common                               $.00               $.00                   $.00              $.00


See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                                                       June 30          December 31
                                                                               1995               1994
CURRENT ASSETS                                                              (Unaudited)         (Note A)
                                                                            -----------       -----------
      Cash                                                                  $   763,000       $   569,000
      Trade accounts receivable                                              23,538,000        19,469,000
      Inventories                                                            19,153,000        16,126,000
      Prepaid expenses and recoverable income taxes                           2,994,000         2,605,000
                                                                           ------------      ------------
         TOTAL CURRENT ASSETS                                                46,448,000        38,769,000

PROPERTY, PLANT AND EQUIPMENT                                                54,981,000        52,896,000
Less:  Accumulated depreciation                                           (  37,973,000)     ( 36,311,000)
                                                                           ------------       -----------
                                                                             17,008,000        16,585,000

OTHER ASSETS                                                                  5,368,000         4,796,000
                                                                           ------------      ------------
                                                                            $68,824,000       $60,150,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Notes payable to bank                                                 $ 5,000,000     $           0
      Accounts payable                                                        8,485,000         5,644,000
      Accrued compensation                                                    1,812,000         1,759,000
      Advances from customers                                                 3,310,000         2,126,000
                                                                           ------------      ------------
         TOTAL CURRENT LIABILITIES                                           18,607,000         9,529,000

OTHER LIABILITIES                                                             5,958,000         5,958,000

STOCKHOLDERS' EQUITY
      Preferred Stock, 5% cumulative, voting and convertible, par value $1 per share:
         Authorized - 325,000 shares
         Issued and outstanding - 175,950 shares                                176,000           176,000
      Common Stock, par value $1 per share:
         Authorized - 3,750,000 shares
         Issued and outstanding - 2,083,092                                   2,083,000         2,083,000
      Capital in excess of par value                                          3,343,000         3,343,000
      Retained earnings                                                      38,657,000        39,061,000
                                                                            -----------       -----------
                                                                             44,259,000        44,663,000
                                                                            -----------       -----------
                                                                            $68,824,000       $60,150,000
                                                                            ===========       ===========

See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    Six Months Ended
                                                                                        June 30
                                                                             ----------------------------
OPERATING ACTIVITIES:                                                            1995             1994
                                                                             ----------        ----------
      Net loss                                                           ($     518,000)    ($    655,000)
      Noncash (income) expenses:
         Depreciation                                                         1,650,000         1,529,000
         Deferred income taxes                                           (       44,000)                0
         Pension and other postretirement benefits                       (      572,000)    (     140,000)


      Changes in operating assets and liabilities:
         Trade accounts receivable                                       (    4,069,000)    (   1,958,000)
         Inventories                                                     (    3,027,000)    (   1,771,000)
         Accounts payable                                                     2,841,000         2,416,000
         Accrued compensation                                                    53,000     (     130,000)
         Advances from customers                                              1,184,000           871,000
         Prepaid expenses and income taxes                               (      345,000)          812,000
                                                                             ----------        ----------
                                                                         (    2,847,000)          974,000

INVESTING ACTIVITY:

      Purchase of property, plant and equipment                          (    1,998,000)    (   1,389,000)

FINANCING ACTIVITIES:

      Dividends paid                                                                  0                 0
      Increase in notes payable to bank                                       5,000,000                 0
                                                                             ----------       -----------
                                                                              5,000,000                 0

Effect of exchange rate changes                                                  39,000            27,000
                                                                             ----------        ----------

NET INCREASE (DECREASE) IN CASH                                                 194,000     (     388,000)

Cash beginning of year                                                          569,000         1,964,000
                                                                             ----------        ----------

CASH END OF PERIOD                                                           $  763,000        $1,576,000
                                                                             ==========        ==========


See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MOORE PRODUCTS CO.
June 30, 1995

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the Instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

The balance sheet at December 31, 1994, has been derived from the audited financial statements at that date.

Primary earnings per share have been computed using the average number of shares of Common Stock outstanding during the period (2,083,092 shares for the three and six month periods ended June 30, 1995 and 1994) and subtracting the Preferred Stock dividends, declared or cumulative even though not declared, from net income. No effect has been given to options outstanding under the Company's stock option plan as no material dilutive effect would result from exercise of these items. Fully diluted earnings per share are computed based upon the assumption that the Preferred Stock shares were converted into Common Stock as of the beginning of the period (2,153,472 shares for the three and six month periods ended June 30, 1995 and 1994) and no Preferred Stock dividends were paid. Fully diluted per share data is not disclosed when convertible preferred stock is antidilutive.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Note B - Inventories

The components of inventory consist of the following:

                           June 30        December 31
                             1995            1994
                          -----------     -----------
Completed instruments     $ 3,307,000     $ 3,290,000
Finished parts             10,496,000       9,252,000
Work in process             4,506,000       2,984,000
Raw material                  844,000         600,000
                          -----------     -----------
                          $19,153,000     $16,126,000


Note C - CREDIT AGREEMENTS

During the quarter ended June 30, 1995, the Company increased its bank line of credit from $6,000,000 to $7,500,000. Pursuant to the terms of a revised credit facility, the Company granted the lender collateral in the form of a security interest in trade accounts receivable.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF THE RESULTS OF OPERATIONS


When compared with the same periods in 1994, sales for the six months ended June 30, 1995, increased 14% and for the three months ended June 30, 1995, increased 21%, the result of a higher physical volume of products shipped. Systems sales were higher in the six and three month periods ended June 30, 1995. Increased gross profits for the same periods are attributed to the higher sales volume, reduced manufacturing costs, and a more favorable product mix.

Selling, research and development, administrative and general expenses increased approximately 18% and 22%, respectively, in the six and three month periods ended June 30, 1995, compared to the same periods last year. Higher payroll costs and sales-related expenses were primary reasons for the increases.

The nontraditional relationship of income taxes to the pretax income (loss) is due to mixed operating results in various countries. Statutory rates have been applied to pretax income in the United States; while tax benefits for losses incurred by certain subsidiaries in tax jurisdictions outside the United States have been fully reserved for financial reporting purposes because the realization of such benefits is not presently assured.

Continued improvement in general economic conditions and customer interest in the Company's Systems products have led to an increasing level of business activity. For the first seven months of 1995, orders received by the parent company were 19% higher and shipments were 9% higher than for the corresponding period in 1994. The backlog of unshipped orders held by the parent company as of July 31, 1995, was $27,114,000 compared to $17,291,000 as of July 31, 1994.

In summary, quotations outstanding and sales orders received continue ahead of last year. The Company has increased costs with added personnel and resources in support of a growth in sales. The sales and production cycles of large-scale Systems and Gage products, can significantly influence shipments from one reporting period to the next. In the first half of 1995, shipments were not sufficient to offset the higher base cost incurred to support our expected growth. This resulted in a net loss of $518,000 for the first six months of 1995. In the second quarter of 1995, however, higher shipments offset the higher support costs, resulting in a net profit of $321,000. Profitability in the third quarter of 1995 is dependent upon shipment levels above that of the second quarter.

During the quarter ended June 30, 1995, the Company acquired the business and certain assets of Vernon Gauging Systems Ltd. The Moore-Vernon Division of Moore Products Co. (U.K.) Ltd. has been located in Hitchen, Hertfordshire, United Kingdom. While this acquisition will increase the markets and product offerings of our dimensional measurement business, it is not expected to have a significant impact on consolidated operations.

The Company's working capital continues to be positive. The combination of higher levels of business activity and resulting increases in accounts receivable and inventory, in addition to the acquisition of Moore-Vernon assets, has increased the Company's dependence on bank lines of credit with notes payable of $5,000,000 as of June 30, 1995. It is anticipated that short-term cash requirements during the balance of the year will continue to be funded from operations and established credit lines.

PART II.  OTHER INFORMATION


Items 1, 2 and 5.

In accordance with the Instructions to Part II of Form 10-Q, Items 1, 2 and 5 of
Part II of Registrant's Quarterly Report on Form 10-Q are omitted, since none of the Items listed thereunder are applicable.


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

Traditionally, the Registrant has paid cash dividends on both its Common and Preferred Shares quarterly, and that practice continued through the first quarter of 1993. However, in recognition of the difficult business climate, no dividends on either Preferred or Common Shares have been paid or declared and set aside for payment since March 1, 1993, and it is uncertain when the payment of dividends will recommence. The cumulative arrearage in Preferred Share dividends through the end of the Registrant's second quarter of 1995 (calculated on a quarterly basis) was $19,794.


Item 4.  Submission of Matters to a Vote of Security Holders.

On May 4, 1995, the Registrant held its Annual Meeting of Shareholders at which time one director was elected to serve for a term expiring in 1998. The tabulation of votes with respect to the nominee was as follows: F. Lawton Hindle, For - 2,671,559, Withheld - 19,678. Two directors were elected to serve for terms expiring in 1999. The tabulation of votes with respect to each nominee was as follows: Edward J. Curry, For - 2,671,719, Withheld - 19,518; and Raymond
M. Reed, For - 2,670,944, Withheld - 20,293.


Item 6.  Exhibits and Reports on Form 8-K.

No reports on Form 8-K have been filed during the most recently completed fiscal quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       MOORE PRODUCTS CO.





Dated:  August 14, 1995                By: /s/ R. E. Wisniewski
                                           -------------------
                                           R. E. Wisniewski,
                                           Secretary and Treasurer
                                           (Principal Financial and Accounting
                                            Officer)