Form 10-Q
period 1995-09-30
MOORE PRODUCTS CO
filed 1995-11-14
CIK 67975

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                              September 30, 1995
                                       ---------------------------------------

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                              -------------------------    ------------------
Commission file number        0-545
                       ----------------
                               Moore Products Co.
        ----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Pennsylvania                                    23-1427830
------------------------------------                    -------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)

                   Spring House, PA                                19477
---------------------------------------------------         -------------------
      (Address of principal executive offices)                   (Zip Code)

(Registrant's telephone number, including area code)            (215) 646-7400
                                                     ---------------------------

                                           Not applicable
--------------------------------------------------------------------------------
                         (Former name, former address and former fiscal year, if
changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X.  No.
                                             ----    ----
As of September 30, 1995, there were 2,083,092 shares of the Registrant's Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

                               MOORE PRODUCTS CO.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                        Nine Months Ended                          Three Months Ended
                                                           September 30                                September 30
                                           --------------------------------------      ------------------------------------
                                                 1995                       1994               1995                  1994
                                                 ----                       ----               ----                  ----

Net sales                                    $83,874,000                $72,262,000        $29,910,000            $24,992,000
Cost of products sold                         43,414,000                 38,779,000         15,561,000             13,332,000
                                            ------------                -----------        -----------            -----------
Gross profit                                  40,460,000                 33,483,000         14,349,000             11,660,000
Selling, research and
    development,
    administrative and
    general expenses                          41,393,000                 34,715,000         14,957,000             12,362,000
                                            ------------                -----------        -----------            -----------
Loss from operations                            (933,000)                (1,232,000)          (608,000)              (702,000)
Other income                                     188,000                    111,000             40,000                 51,000
                                           -------------               ------------        -----------           ------------
Loss before
    income taxes                                (745,000)                (1,121,000)          (568,000)              (651,000)
Income tax
    provision (benefit)                          221,000                    117,000           (120,000)               (68,000)
                                           -------------               ------------        -----------           ------------
Net loss                                       ($966,000)               ($1,238,000)         ($448,000)             ($583,000)
                                           =============               ============        ===========           ============
Loss per common share-assuming no dilution:
    Net loss                                       ($.47)                     ($.59)             ($.22)                 ($.28)
                                                    ====                       ====               ====                   ====
Cash dividends per share:
    Preferred                                     $.0000                     $.0000             $.0000                $.0000
    Common                                          $.00                       $.00               $.00                  $.00

See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                  September 30        December 31
                                                                                                       1995                1994
                                                                                                 -------------      -------------
                                                                                                  (Unaudited)           (Note A)
ASSETS
CURRENT ASSETS
      Cash                                                                                        $    513,000       $    569,000
      Trade accounts receivable                                                                     25,881,000         19,469,000
      Inventories                                                                                   20,823,000         16,126,000
      Prepaid expenses and recoverable income taxes                                                  3,482,000          2,605,000
                                                                                                  ------------       ------------
         TOTAL CURRENT ASSETS                                                                       50,699,000         38,769,000

PROPERTY, PLANT AND EQUIPMENT                                                                       56,055,000         52,896,000
Less: Accumulated depreciation                                                                    ( 38,840,000)       (36,311,000)
                                                                                                  ------------       ------------
                                                                                                    17,215,000         16,585,000

OTHER ASSETS                                                                                         5,654,000          4,796,000
                                                                                                  ------------       ------------
                                                                                                  $ 73,568,000       $ 60,150,000
                                                                                                  ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Notes payable to bank                                                                       $  6,500,000       $          0
      Accounts payable                                                                              10,998,000          5,644,000
      Accrued compensation                                                                           1,917,000          1,759,000
      Advances from customers                                                                        4,336,000          2,126,000
                                                                                                  ------------       ------------
         TOTAL CURRENT LIABILITIES                                                                  23,751,000          9,529,000

OTHER LIABILITIES                                                                                    5,958,000          5,958,000

STOCKHOLDERS' EQUITY
      Preferred Stock, 5% cumulative, voting and convertible,
       par value $1 per share:
         Authorized - 325,000 shares
         Issued and outstanding - 175,950 shares                                                       176,000            176,000
      Common Stock, par value $1 per share:
         Authorized - 3,750,000 shares
         Issued and outstanding - 2,083,092                                                          2,083,000          2,083,000
      Capital in excess of par value                                                                 3,343,000          3,343,000
      Retained earnings                                                                             38,257,000         39,061,000
                                                                                                  ------------       ------------
                                                                                                    43,859,000         44,663,000
                                                                                                  ------------       ------------
                                                                                                  $ 73,568,000       $ 60,150,000
                                                                                                  ============       ============

           See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                       September 30
                                                                                       ------------
                                                                                  1995             1994
                                                                                  ----             ----
OPERATING ACTIVITIES:

      Net loss                                                              ($  966,000)      ($1,238,000)
      Noncash (income) expenses:
         Depreciation                                                         2,470,000         2,295,000
         Deferred income taxes                                              (    78,000)                0
         Pension and other postretirement benefits                          (   858,000)      (   210,000)

      Changes in operating assets and liabilities:
         Trade accounts receivable                                          ( 6,412,000)      ( 3,278,000)
         Inventories                                                        ( 4,697,000)      ( 2,471,000)
         Accounts payable                                                     5,354,000         1,698,000
         Accrued compensation                                                   158,000           380,000
         Advances from customers                                              2,210,000         1,636,000
         Prepaid expenses and income taxes                                  (   799,000)          648,000
                                                                             ----------        ----------
                                                                            ( 3,618,000)      (   540,000)
INVESTING ACTIVITY:
      Purchase of property, plant and equipment                             ( 3,006,000)      ( 2,045,000)

FINANCING ACTIVITIES:
      Dividends paid                                                                  0                 0
      Increase in notes payable to bank                                       6,500,000         1,500,000
                                                                             ----------        ----------
                                                                              6,500,000         1,500,000

Effect of exchange rate changes                                                  68,000           120,000
                                                                             ----------        ----------
NET DECREASE IN CASH                                                        (    56,000)      (   965,000)

Cash beginning of year                                                          569,000         1,964,000
                                                                             ----------        ----------
CASH END OF PERIOD                                                           $  513,000        $  999,000
                                                                             ==========        ==========


See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MOORE PRODUCTS CO.
September 30, 1995

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the Instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

The balance sheet at December 31, 1994, has been derived from the audited financial statements at that date.

Primary earnings per share have been computed using the average number of shares of Common Stock outstanding during the period (2,083,092 shares for the three and nine month periods ended September 30, 1995 and 1994) and subtracting the Preferred Stock dividends, declared or cumulative even though not declared, from net income. No effect has been given to options outstanding under the Company's stock option plan as no material dilutive effect would result from exercise of these items. Fully diluted earnings per share are computed based upon the assumption that the Preferred Stock shares were converted into Common Stock as of the beginning of the period (2,153,472 shares for the three and nine month periods ended September 30, 1995 and 1994) and no Preferred Stock dividends were paid. Fully diluted per share data is not disclosed when convertible preferred stock is antidilutive.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Note B - Inventories


The components of inventory consist of the following:                    September 30,      December 31,
                                                                             1995              1994
                                                                        ---------------     -----------
Completed instruments                                                       $ 3,315,000     $ 3,290,000
Finished parts                                                               10,926,000       9,252,000
Work in process                                                               5,624,000       2,984,000
Raw material                                                                    958,000         600,000
                                                                            -----------     -----------
                                                                            $20,823,000     $16,126,000
                                                                            ===========     ===========




Note C - CREDIT AGREEMENTS

Effective September 29, 1995, the Company revised its bank revolving line of credit facility to include $9 million and (pound)2 million. Under terms of the new credit agreements, the lender holds collateral in the form of a security interest in trade accounts receivable and inventory. The loan agreements require maintenance of certain restrictive financial covenants including limitation on the amount of dividends paid per year. Cash advances are made at rates ranging from 9.25% to 10.1% depending upon the currency utilized. Approximately $1.3 million of the credit line supports outstanding letters of credit.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF THE RESULTS OF OPERATIONS


When compared with the same periods in 1994, sales for the nine months ended September 30, 1995, increased 16% and for the three months ended September 30, 1995, increased 20%, the result of a higher physical volume of products shipped. Systems sales were especially higher in the nine and three month periods ended September 30, 1995. Increased gross profits for the same periods are attributed to the higher sales volume, reduced manufacturing costs, and a more favorable product mix.

Selling, research and development, administrative and general expenses, increased approximately 19% and 21%, respectively, in the nine and three month periods ended September 30, 1995, compared to the same periods last year. Higher payroll costs and sales-related expenses were primary reasons for these increases.

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

Continued improvement in general economic conditions and customer interest in the Company's Systems products have led to an increasing level of business activity. For the first ten months of 1995, orders received by the parent company were 20% higher and shipments were 13% higher than for the corresponding period in 1994. The backlog of unshipped orders held by the parent company as of October 31, 1995, was $30,389,000 compared to $19,965,000 as of October 31,
1994.

In summary, quotations outstanding and sales orders received continue ahead of last year. The Company has increased costs with added personnel and resources in support of a growth in sales. The sales and production cycles of large-scale Systems and Gage products can significantly influence shipments from one reporting period to the next. In the first nine months of 1995, shipments were not sufficient to offset the higher base cost incurred to support our expected growth. This resulted in a net loss of $966,000 for the first nine months of 1995. In the third quarter of 1995, higher shipments were not sufficient to offset the higher support costs, resulting in a net loss of $448,000. Profitability in the fourth quarter of 1995 is dependent upon shipment levels above that of the third quarter.

In June 1995, the Company acquired the business and certain assets of Vernon Gauging Systems Ltd. The Moore-Vernon Division of Moore
Products Co. (U.K.) Ltd. has been located in Hitchen, Hertfordshire, United Kingdom. This acquisition has increased the markets and product offerings of the Company's dimensional measurement business. Moore-Vernon is not expected to have a significant impact on consolidated operations.

The Company's working capital continues to be positive. The combination of higher levels of business activity and resulting increases in accounts receivable and inventory, in addition to the acquisition of Moore-Vernon assets, has increased the Company's dependence on bank lines of credit with notes payable of $6,500,000 as of September 30, 1995. It is anticipated that short-term cash requirements during the balance of the year will continue to be funded from operations and established credit lines. In contemplation of continued growth in business activity, the Company is investigating a variety of longer-term financing alternatives to fund required investment in capital equipment, on-going product development and new channels of distribution.

PART II.  OTHER INFORMATION


Items 1, 4 and 5.

In accordance with the Instructions to Part II of Form 10-Q, Items 1, 4 and 5 of
Part II of Registrant's Quarterly Report on Form 10-Q are omitted, since none of the Items listed thereunder are applicable.


Item 2.  Changes in Securities

Certain loan agreements dated September 29, 1995, restrict the Registrant's ability to pay dividends on account of its capital stock. Once the Registrant has achieved positive net income for each of four (4) consecutive quarters, dividends may be paid in an amount not to exceed 50% of net income for the most recent quarter. No dividends may be paid if an event of default under the agreement has occurred.


Item 3.  Defaults Upon Senior Securities.

The Registrant's Articles of Incorporation, as amended, essentially provide that
(i) holders of the Registrant's Preferred Shares are entitled to receive, as and when declared by the Board, cumulative dividends at the rate of 5% ($.05 per share), (ii) such dividends may be declared and paid quarterly, semi-annually or annually in the discretion of the Board, and (iii) if full cumulative dividends in cash or in Preferred Shares have not been paid or declared and set aside for payment for the first three quarters of any fiscal year, no dividend may be paid or distribution made on the Registrant's Common Shares (other than dividends payable in Common Shares) until full cumulative dividends in cash or in Preferred Shares for such year and all prior periods have been paid or declared and set aside for payment.

Traditionally, the Registrant has paid cash dividends on both its Common and Preferred Shares quarterly, and that practice continued through the first quarter of 1993. However, in recognition of the difficult business climate, no dividends on either Preferred or Common Shares have been paid or declared and set aside for payment since March 1, 1993, and it is uncertain when the payment of dividends will recommence. The cumulative arrearage in Preferred Share dividends through the end of the Registrant's third quarter of 1995 (calculated on a quarterly basis) was $21,994.



Item 6.  Exhibits and Reports on Form 8-K.

No reports on Form 8-K have been filed during the most recently completed fiscal quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        MOORE PRODUCTS CO.





Dated:  November 14, 1995               By: /S/ R. E. Wisniewski
                                            -------------------
                                            R. E. Wisniewski,
                                            Secretary and Treasurer
                                            (Principal Financial and Accounting
                                             Officer)