Form 10-K405
period 1995-12-31
MOORE PRODUCTS CO
filed 1996-03-28
CIK 67975

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required]

For the fiscal year ended December 31, 1995.

Commission file no. 0-545.
                    ------

                               Moore Products Co.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       Pennsylvania                                     23-1427830
-------------------------                --------------------------------------
 (State of incorporation)                  (I.R.S. Employer Identification No.)

       Spring House, Pennsylvania                               19477-0900
 ----------------------------------------              ------------------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (215) 646-7400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $1 Par Value
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X No   .
                                      ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of voting stock held by nonaffiliates of the Registrant (as explained on page 8) as of March 14, 1996, was approximately $25,500,000.

Common stock outstanding at March 14, 1996, was 2,583,092 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 1995, are incorporated by reference into Parts II and IV of this report.

Portions of the proxy statement for the annual shareholders meeting to be held May 2, 1996, are incorporated by reference into Part III of this report.

                                     PART I
Item 1.  Business.

     Moore Products Co. ("Registrant") was originally organized in January 1940, as a partnership and incorporated in the Commonwealth of Pennsylvania in December 1953.

     Registrant is in the business of developing, manufacturing, selling, and supporting technical products used in measurement and control of manufacturing processes. These include a broad range of technologically advanced systems, industrial controls and instrumentation, dimensional measuring gages, and high-precision metrology calibration systems. It also licenses others to manufacture its products. Many of Registrant's products are of standard design and are sold from stock; some products are custom engineered and manufactured to order.

     Industrial instruments measure and control temperature, pressure, flow of liquid or gas, liquid level, and other variables found in process industries, such as chemical, pulp and paper, and power and utility. Metrology products, dimensional gages, and statistical process control systems are used in quality-related applications in high-precision calibration laboratories and in the manufacture of precision and discrete parts such as is found in the automotive industry. In June 1995, the Registrant acquired the assets and business of Vernon Gauging Systems Ltd. in the United Kingdom. This acquisition expands the Registrant's international markets and product offerings in the dimensional gaging business.

     Registrant's products are designed to use compressed air and/or electricity as a source of power. Registrant uses digital electronic, analog electronic, pneumatic and software technologies in the design of its products and does not specialize in one particular technology.

     The business of the Registrant is primarily capital equipment. As such, it is subject to the cyclical nature of commitments to new or replacement manufacturing facilities and equipment by the industries that it serves. The business of the Registrant is not generally seasonal, but has followed a pattern of higher sales activity in the second half of each calendar year when customer spending for capital goods tends to accelerate in response to capital budgeting activities.

     During the past five years, the Registrant has introduced a series of new product offerings intended to provide complete, advanced technological solutions to industries seeking efficient control of their manufacturing processes. These products range from remote field transmission and control devices to sophisticated microcomputer-based control systems - both hardware and software products. In many instances these products are linked through a standard industry communication protocol and are custom engineered or configured to meet unique requirements of specific customers. The innovative, technical advances represented by some of these products have been formally recognized through industry awards. Increased sales volume in the past year is attributed to customer acceptance of these newer products.

     Higher levels of business activity and capital investment have increased working capital requirements during 1995. In order to finance these needs the Registrant increased its bank lines of credit to $12 million. In addition, the Registrant completed an equity financing transaction by selling 500,000 shares of previously unissued common stock to the Moore Products Co. Pension Plan for $8 million.

Markets:

     The principal markets for Registrant's products are the process industries (including chemical, pulp and paper, power and utility, pharmaceuticals, oil and gas, metals, synthetic fiber, and food and beverage), precision discrete parts manufacturing industries (including machine tool, aeronautical and automotive), and calibration laboratories. Certain of the Registrant's systems products are sold in significant dollar amounts as part of major customer projects. As such, changes in quarterly and annual sales are influenced by the shipment of these orders.

Sales and Distribution:

     Registrant's United States sales are made primarily through factory-trained employees of its own organization, located in its sales offices in 42 cities. International sales and customer support are handled through a combination of 11 subsidiaries and approximately 60 sales representatives appointed by Registrant or its subsidiaries strategically located throughout the world. Sales in Canada and Europe are made through Registrant's wholly-owned Canadian, English, Dutch, Italian and French subsidiaries, Moore Products Co. (Canada) Inc., Moore Products Co. (U.K.) Limited, Moore Products Co. B.V., Moore Products Co. (Italia) S.r.l., and Moore Products Co. (France) SARL. Sales in the Asia/Pacific region are also supported through wholly-owned subsidiaries in Australia, Japan, and Singapore by Moore Products Co. (Australia) Pty. Ltd., Moore Products Co. (Japan) K.K., and Moore Products Co (S) Pte Ltd. Sales in Mexico, India and Brazil, which are not significant, are made through jointly-owned subsidiaries, Moore Products de Mexico S.A. de C.V., Moore Controls Pvt. Limited and T & M Controles Ltda., respectively.

Raw Materials:

     In its manufacturing operation, Registrant uses aluminum, brass, stainless steel, various synthetic materials, as well as forgings and many types of castings and electronic components. Registrant is experiencing no significant shortages in raw materials at this time which would be expected to have a serious effect on the delivery aspect of Registrant's business, although occasional disruption in the availability of certain electronic components can impact the scheduled manufacture and shipment of some products. In most instances, Registrant has more than one source of supply for its material requirements.

Patents, Trademarks, and Licenses:

     Registrant applies for patents on inventions and developments which it considers clearly patentable and desirable with respect to its products. As of December 31, 1995, Registrant owned several unexpired United States patents and unexpired international patents, none of which are considered individually to be material to its business.

     Considered to be of greater importance to its business is Registrant's "know-how" in manufacturing products, including those covered by patents which have expired. Registrant has from time to time granted "know-how" licenses to others, and has been licensed by others, to manufacture certain products, but none of these licenses are believed to be material to the Registrant.

     Several of the Registrant's products are sold under trademarks, some of which are registered. Examples of these include "QUADLOG(TM)", "VIEWPAC(TM)", "FIELDPAC(TM)", "APACS(R)", "XTC(R)", "LABMASTER(R)", and "LASERULER(R)". In addition the Registrant conducts business under the registered trademarks of "MOORE(R)" in logo form, "PRATT & WHITNEY(R)" and "P&W(R)" in logo form, which provide unique identity within its industry.

Backlog:

     As of December 31, 1995, Registrant had a total consolidated backlog of orders, believed by it to be firm, amounting to $36,997,000. Registrant expects that substantially all such orders will be filled within the current fiscal year. As of December 31, 1994, Registrant had a total consolidated backlog of orders amounting to $24,784,000.

Competition:

     Registrant is a medium-sized company in the process, measurement and control, and the dimensional gaging industry. It is one of a limited number of companies in the United States with the capability to bid as manufacturer for complete process instrumentation projects, such as the instrumentation of a chemical plant, an oil refinery, or a paper mill. Competition in Registrant's industry has intensified as markets, customers and competitors have become increasingly international in their focus. Registrant has attempted to maintain its position in the industry by the quality and performance of its existing products and technical innovation of new product developments. Price, availability, service and support also are important factors.

     Registrant's principal competitors in the industry, some of whom are considerably larger than the Registrant, are The Foxboro Company, a SIEBE Company; ABB Process Automation, Inc., and ABB Kent-Taylor Inc., two divisions of ABB Asea Brown Boveri, Inc.; Elsag Bailey Process Automation N.V.and its subsidiary, Bailey-Fischer & Porter; the Industrial Automation and Control Division of Honeywell, Inc.; Fisher-Rosemount, a unit of Emerson Electric Co.; Marposs Gauges Corp.; Illitron Division of ITW; and Air Gage Company.

Research Activities:

     Approximately $8,129,000 was spent during 1995, $8,146,000 during 1994, and $9,467,000 during 1993 on company-sponsored research activities relating to the development of new products or the improvement of existing products. The amount spent on customer-sponsored research activity was not significant in any of the years covered. No costs associated with the development of software products are capitalized.

Environment:

     Compliance with federal, state, and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment is not expected to have a material effect on the capital expenditures, earnings, or competitive position of Registrant and its subsidiaries. Registrant's involvement in environmental actions, to date, has been limited to situations where a former licensed waste hauler allegedly disposed of de minimis quantities of waste materials from Registrant's United States plant to several land fill sites in an unacceptable manner. Net costs to Registrant with respect to these actions to date have been immaterial. Registrant presently does not anticipate that its net uninsured costs with respect to these actions will be material and further believes that potential monetary sanctions, if any, from any such governmental actions will not exceed $100,000.

Number of Employees:

     Registrant and its subsidiaries had approximately 1,300 employees as of December 31, 1995.

Foreign and Domestic Operations and Export Sales:

     Reference is made to Note G on page 13 of Registrant's Consolidated Financial Statements contained in Exhibit 13 of this report.

Item 2.  Properties.

     Registrant's principal manufacturing facility and corporate office are contained in a modern steel and masonry building of approximately 374,000 square feet located on 154 acres in Spring House, Montgomery County, Pennsylvania. The building and land at this facility are owned outright by Registrant. The Registrant leases approximately 42,000 square feet of light manufacturing and warehouse space in Montgomeryville, Montgomery County, Pennsylvania. The Registrant's Pratt & Whitney Division owns and occupies an 18,000 square foot office and manufacturing facility in Plainville, Connecticut.

     Registrant's Canadian subsidiary, Moore Products Co. (Canada) Inc., is located in a modern plant and office building of approximately 35,000 square feet. The building is located on 89 acres of land in Brampton, Ontario, Canada. Both the building and the land are owned outright by Registrant's subsidiary.

     Registrant's English subsidiary, Moore Products Co. (U.K.) Limited, is located in a modern plant and office building of approximately 36,000 square feet. The building is located on 5 acres of land in Yeovil, Somerset, England. Both the building and land are owned outright by Registrant's subsidiary. Moore-Vernon, a division of Moore Products Co. (U.K.) Limited, leases an office and manufacturing facility of approximately 23,000 square feet in Hitchin, Hertfordshire, England.

     The remaining international subsidiaries occupy leased premises. Registrant's leases for branch sales offices and international subsidiaries in the aggregate are not material.

     The equipment at Registrant's plants, principally machine tools, assembly tools, and automatic testing equipment, some of which was built by Registrant itself, is modern and in good condition. Equipment is generally owned outright by Registrant. Registrant believes its facilities are adequate and suitable for its purposes.

Item 3.  Legal Proceedings.

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject. See "Environment" in Part I, Item 1 of this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

Additional Information:

     The following information is furnished in this report pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

Executive Officers of the Registrant:

     Set forth below is certain information with respect to the executive officers of Registrant as of March 14, 1996.

                                                Positions and
Name of Officer                      Age        Offices Held with Registrant
---------------                      ---        ----------------------------
William B. Moore                     53         President and Chief Executive Officer
Edward J. Curry                      49         Executive Vice President and Chief Operating
                                                Officer
James McDonald                       46         Vice President, Sales
Robert E. Wisniewski                 42         Secretary and Treasurer

     Executive officers of Registrant are appointed annually by the Board of Directors, to serve at the discretion of the Board until their successors are appointed. All of the executive officers of Registrant have served in executive or related administrative capacities with Registrant for over five years. Mr. Curry was appointed Chief Operating Officer in September 1995.

     For the purposes of calculating the aggregate market value of the shares of the voting stock of the Registrant held by nonaffiliates, as shown on the cover page of this report, the value of the Registrant's outstanding preferred stock (which has voting rights and is convertible into common stock but is not publicly traded), which is held entirely by affiliates, has not been included, and it has been assumed that all the other outstanding voting shares (common stock) were held by nonaffiliates except for the shares held or beneficially owned by directors and executive officers of the Registrant, the Moore Products Co. Pension Plan and by Frances O. Moore, widow of the late Coleman B. Moore, founder of the Registrant. However, this should not be deemed to constitute an admission that all directors and executives officers of the Registrant, the Moore Products Co. Pension Plan and/or Frances O. Moore are, in fact, affiliates of the Registrant, or that there are not other persons who may be deemed to be affiliates of the Registrant. Further information concerning shareholdings of executive officers, directors and principal shareholders of Registrant is included in the Registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission.

                                     PART II

     As indicated in the following table, the information required to be presented in Part II of this report is hereby incorporated by reference to Registrant's Annual Report to Shareholders for the year ended December 31, 1995, which is attached as Exhibit 13 to this report.

                                                 Material in Annual Report to
                                                 Shareholders for the year ended
                                                 December 31, 1995, which is
                                                incorporated herein by reference
Form 10-K                                       --------------------------------
Item No. and Item Caption                                   Caption                              Page
------------------------------                  --------------------------------                 ----
5     Market for Registrant's                    "Shareholder Information"                        15
      Common Equity and
      Related Stockholder
      Matters.

6     Selected Financial Data.                   "Selected Financial Data"                        15

7     Management's Discussion                    "Report to Shareholders"                          1
      and Analysis of Financial                  "Management's Discussion
      Condition and Results of                      and Analysis"                                  2
      Operations.

8     Financial Statements and                   "Consolidated Balance Sheets"                   4-5
      Supplementary Data.                        "Consolidated Statements of
                                                    Operations"                                    6
                                                 "Consolidated Statements of
                                                    Cash Flows"                                    7
                                                 "Notes to Consolidated
                                                    Financial Statements"                       8-14
                                                 "Report of Independent Auditors"                  3


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

                                    PART III

     As indicated in the following table, the information required to be presented in Part III of this report is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report:

                                                 Material in Proxy Statement for 1996
                                                 Annual Meeting which is incorporated
                                                 herein by reference
Form 10-K                                        -------------------------------------
Item No. and Item Caption                                       Caption
-------------------------                        -------------------------------------
10   Directors and Executive                      "1.  ELECTION OF DIRECTORS"
     Officers of Registrant.

11   Executive Compensation.                      "ADDITIONAL INFORMATION - Summary
                                                  Compensation Table"


12   Security Ownership of Certain                "Beneficial Ownership of Principal
     Beneficial Owners and                        Stockholders and Management"
     Management.



13   Certain Relationships and                    "Compensation of Directors"
     Related Transactions.                        "Certain Relationships and Related
                                                  Transactions"

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)(1) The following consolidated financial statements of Registrant and its subsidiaries, included in Registrant's Annual Report to Shareholders for the year ended December 31, 1995, which is attached as Exhibit 13 to this report, are incorporated herein by reference:

      Consolidated Balance Sheets - December 31, 1995
      and December 31, 1994

      Consolidated Statements of Operations -
      Years ended December 31, 1995, 1994, and 1993

      Consolidated Statements of Cash Flows -
      Years ended December 31, 1995, 1994, and 1993

      Notes to Consolidated Financial Statements - December 31, 1995

      Report of Independent Auditors

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      (a)(3)  Exhibits:

    Exhibit
    Number                                           Description
    ------                    -------------------------------------------------------------
       3a                     Articles of Incorporation. (Incorporated by
                              reference to Exhibit 3a to Registrant's Report on
                              Form 10-K for the fiscal year ended December 31,
                              1993.)

       3b                     By-Laws, as amended through May 2, 1991.
                              (Incorporated by reference to Exhibit 3b to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1991.)

       4                      Instruments defining the rights of security holders.
                              (Reference is made to (i) Articles 5 and 10 of Registrant's
                              Articles of Incorporation (Exhibit 3a to this report) and (ii)
                              Articles III, IV, VIII, X and XIII of Registrant's By-Laws
                              (Exhibit 3b to this report).)

       10                     Registration Rights Agreement entered into as of
                              December 18, 1995, between Moore Products Co. and
                              Mellon Bank N.A., as trustee for the Moore Products Co.
                              Pension Plan.

       11                     Statement Re:  Per Share Earnings.

       13                     Annual Report to Shareholders for the year ended
                              December 31, 1995.

       21                     Subsidiaries of Registrant.

       23                     Consent of Independent Auditors.

       27                     Financial Data Schedule





    (b) No reports on Form 8-K were filed by Registrant during the last quarter of 1995.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MOORE PRODUCTS CO.


                                            \s\ W. B. Moore
                                            -----------------------------------
Date:  March 25, 1996                       W. B. Moore, President and
                                            Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                            \s\  W. B. Moore
                                            -----------------------------------
Date:  March 25, 1996                       W. B. Moore, President,
                                            Chief Executive Officer and Director


                                            \s\ E. J. Curry
                                            -----------------------------------
Date:  March 25, 1996                       E. J. Curry, Executive Vice President,
                                            Chief Operating Officer and Director


                                            \s\ R. E. Wisniewski
                                            -----------------------------------
Date:  March 25, 1996                       R. E. Wisniewski
                                            Secretary and Treasurer
                                            (Principal Financial & Accounting Officer)


                                            \s\ R. B. Adams
                                            -----------------------------------
Date:  March 25, 1996                       R. B. Adams, Director



                                            -----------------------------------
Date:                                       F. L. Hindle, Director


                                            \s\ J. O. Moore
                                            -----------------------------------
Date:  March 25, 1996                       J. O. Moore, Director



                                            -----------------------------------
Date:                                       T. C. Moore, Director



                                            -----------------------------------
Date:                                       R. H. Owens, Director



                                            -----------------------------------
Date:                                       R. M. Reed, Director


                                            \s\ E. G. Rorke
                                            -----------------------------------
Date:  March 25, 1996                       E. G. Rorke, Director
