Form 10-Q
period 1996-03-31
MOORE PRODUCTS CO
filed 1996-05-13
CIK 67975

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 1996
                                          -------------------------------------

                                       OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to
                               -------------------------------    -------------
Commission file number     0-545
                       -------------

                               Moore Products Co.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                   Pennsylvania                         23-1427830
       --------------------------------             ------------------
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)





                        Spring House, PA                    19477
           ----------------------------------------      ----------
           (Address of principal executive offices)      (Zip Code)


     (Registrant's telephone number, including area code)   (215) 646-7400
                                                          ------------------

                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .
                                      --    --

As of March 31, 1996, there were 2,583,892 shares of the Registrant's Common Stock outstanding.

PART I.  FINANCIAL INFORMATION
- ------------------------------


                               MOORE PRODUCTS CO.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  Three Months Ended
                                                                                      March 31
                                                                                  ------------------
                                                                                1996              1995
                                                                                ----              ----

Net sales                                                                   $35,155,000       $24,513,000

Cost of products sold                                                        19,155,000        12,893,000
                                                                           ------------      ------------

Gross profit                                                                 16,000,000        11,620,000

Selling, research and development, administrative
      and general expenses                                                   15,037,000        12,558,000
                                                                           ------------      ------------

Income (loss) from operations                                                   963,000     (     938,000)

Other income                                                                     96,000            42,000
Interest expense                                                          (     119,000)    (       7,000)
                                                                           ------------      ------------

Income (loss) before income taxes                                               940,000     (     903,000)

Income tax provision (benefit)                                                  711,000     (      64,000)
                                                                           ------------      ------------

      Net income (loss)                                                    $    229,000     ($    839,000)
                                                                           ============      ============


Earnings per share - primary:
      Net income (loss)                                                            $.09             ($.40)
                                                                                   ====              ====

Earnings per share - fully diluted:
      Net income (loss)                                                            $.08             ($.40)
                                                                                   ====              ====



See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             March 31         December 31
                                                                              1996               1995
                                                                              ----               ----
                                                                            (Unaudited)        (Note A)

ASSETS
CURRENT ASSETS
      Cash                                                                 $    894,000      $  1,103,000
      Trade accounts receivable                                              32,395,000        30,701,000
      Inventories                                                            21,325,000        20,423,000
      Prepaid expenses and recoverable income taxes                           3,608,000         3,117,000
                                                                            -----------       -----------
         TOTAL CURRENT ASSETS                                                58,222,000        55,344,000

PROPERTY, PLANT AND EQUIPMENT                                                56,512,000        55,513,000
Less:  Accumulated depreciation                                            ( 39,482,000)     ( 38,627,000)
                                                                            -----------       -----------
                                                                             17,030,000        16,886,000

OTHER ASSETS                                                                  6,150,000         5,963,000
                                                                            -----------       -----------
                                                                            $81,402,000       $78,193,000
                                                                            ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Notes payable to bank                                                $  7,174,000      $  4,306,000
      Accounts payable                                                       10,829,000        11,032,000
      Accrued compensation                                                    2,023,000         2,306,000
      Advances from customers                                                 3,119,000         2,566,000
                                                                            -----------       -----------
         TOTAL CURRENT LIABILITIES                                           23,145,000        20,210,000

OTHER LIABILITIES                                                             5,032,000         5,000,000

STOCKHOLDERS' EQUITY
      Preferred Stock, 5% cumulative, voting and
      convertible, par value $1 per share:
         Authorized - 325,000 shares
         Issued and outstanding - 175,950 shares                                176,000           176,000
      Common Stock, par value $1 per share:
         Authorized - 3,750,000 shares
         Issued and outstanding - 2,583,892 shares
         and 2,583,092 shares                                                 2,584,000         2,583,000
      Capital in excess of par value                                         10,854,000        10,843,000
      Retained earnings                                                      39,611,000        39,381,000
                                                                            -----------       -----------
         TOTAL STOCKHOLDERS' EQUITY                                          53,225,000        52,983,000
                                                                            -----------       -----------
                                                                            $81,402,000       $78,193,000
                                                                            ===========       ===========

See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Three Months Ended
                                                                                       March 31
                                                                                   ------------------
                                                                                 1996              1995
                                                                                 ----              ----
OPERATING ACTIVITIES:

      Net income (loss)                                                   $     229,000     ($    839,000)
      Noncash (income) expenses:
         Depreciation                                                           870,000           819,000
         Deferred income taxes                                             (     25,000)    (      53,000)
         Pension and other postretirement benefits                         (    187,000)    (     286,000)


      Changes in operating assets and liabilities:
         Trade accounts receivable                                         (  1,694,000)          389,000
         Inventories                                                       (    902,000)     (  1,791,000)
         Accounts payable                                                  (    203,000)        1,584,000
         Accrued compensation                                              (    283,000)     (    221,000)
         Advances from customers                                                553,000           585,000
         Prepaid expenses                                                  (    434,000)     (    191,000)
                                                                            -----------       -----------
                                                                           (  2,076,000)     (      4,000)

INVESTING ACTIVITY:
      Purchase of property, plant and equipment                            (  1,030,000)     (    833,000)

FINANCING ACTIVITIES:
      Increase in notes payable to bank                                       2,868,000         1,904,000
      Proceeds from issuance of common stock                                     12,000                --
                                                                            -----------       -----------
                                                                              2,880,000         1,904,000

Effect of exchange rate changes                                                  17,000             4,000
                                                                            -----------       -----------


NET INCREASE (DECREASE) IN CASH                                            (    209,000)        1,071,000

Cash beginning of year                                                        1,103,000           569,000
                                                                            -----------      ------------

CASH END OF PERIOD                                                         $    894,000        $1,640,000
                                                                           ============        ==========


See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MOORE PRODUCTS CO.
March 31, 1996

Note A - Basis of Presentation
- ------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the Instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date.

Primary earnings per share have been computed using the average number of shares of Common Stock and dilutive Common Stock equivalents (stock options) outstanding during the period and subtracting the Preferred Stock dividends, declared or cumulative even though not declared, from net income. Unless antidilutive, fully diluted earnings per share are computed based upon the assumption that the Preferred Stock shares were converted into Common Stock as of the beginning of the period and no Preferred Stock dividends were paid. The average number of common shares used to compute primary earnings per share were 2,630,476 shares and 2,083,092 shares for the quarters ended March 31, 1996 and 1995, respectively. The average number of common shares used to compute fully diluted earnings per share were 2,700,856 shares and 2,083,092 shares for the quarters ended March 31, 1996 and 1995, respectively.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note B - Inventories
- --------------------
The components of inventory consist of the following:

                                                                             March 31         December 31
                                                                               1996               1995
                                                                           ------------      ------------
Completed instruments                                                       $ 3,705,000       $ 4,373,000
Finished parts                                                               12,242,000        11,021,000
Work in process                                                               4,730,000         4,114,000
Raw material                                                                    648,000           915,000
                                                                            -----------       -----------
                                                                            $21,325,000       $20,423,000
                                                                            ===========       ===========

                                        5

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF THE RESULTS OF OPERATIONS



When compared with the first quarter of 1995, sales increased $10,642,000 or 43%, the result of a higher volume of products shipped. Systems sales were especially strong for the first quarter of 1996. Cost of goods sold increased $6,262,000 or 49%, in response to the higher sales. Gross profit margins remained relatively stable at 46% compared to 47% last year.

Selling, research and development, administrative and general expenses for the first quarter of 1996 increased $2,479,000 or 20% compared to the first quarter of 1995. Higher payroll and payroll-related costs were the primary reasons for this increase. Throughout the past year, the Company has strategically increased staffing levels in selected areas of the organization in anticipation of higher levels of business activity.

The nontraditional relationship of income tax to the pretax income as of March 31, 1996, is the result of mixed operating results in various countries. Statutory rates are applied to pretax income in the United States. Consistent with previous reporting periods, tax benefits for losses incurred by certain international subsidiaries in tax jurisdictions outside the United States have not been recognized for financial reporting purposes because the realization of such benefits is not presently considered likely.

Continued strong demand for the Company's products and services has resulted in an improved level of business activity. For the first three months of 1996, consolidated orders received by the Company were approximately 14% higher than for the corresponding period in 1995. The consolidated backlog of unshipped orders as of March 31, 1996 was $35,348,000 compared to $29,412,000 as of March 31, 1995.

In summary, quotations outstanding and sales orders received in 1996 continue to be higher than in the previous year. The Company has increased costs with additional personnel in support of a growth in sales. In the first quarter of 1996, shipments were sufficient to offset the higher selling, research and development, administrative and general expenses incurred to support our expected growth. This resulted in operating income of $963,000 for the first quarter of 1996 compared to an operating loss of $938,000 in the first quarter of 1995. The sales and production cycle of large-scale systems and gage products can significantly influence shipments from one quarter to the next. Higher shipments are not presently expected for the second quarter of 1996, and therefore it is not yet clear if profitable results will be achieved.

The Company's working capital continues to be positive; however, higher levels of business activity along with higher accounts receivable and inventory levels have increased the reliance on bank financing. The Company continues to maintain lines of credit in anticipation of short-term cash requirements during the year.

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

Traditionally, the Registrant has paid cash dividends on both its Common and Preferred Shares quarterly, and that practice continued through the first quarter of 1993. However, in recognition of the difficult business climate, no dividends on either Preferred or Common Shares have been paid or declared and set aside for payment since March 1, 1993, and it is uncertain when the payment of dividends will recommence. The cumulative arrearage in Preferred Share dividends through the end of the Registrant's first quarter of 1996 (calculated on a quarterly basis) was $26,393.


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



                                           MOORE PRODUCTS CO.





Dated:  May 10, 1996                       By: /s/R. E. Wisniewski
                                               -------------------

                                               R. E. Wisniewski,
                                               Secretary and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)