Form 10-Q
period 1996-06-30
MOORE PRODUCTS CO
filed 1996-08-14
CIK 67975

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1996
                               ------------------------------------------------

                                       OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------

Commission file number     0-545
                       ------------

                               Moore Products Co.
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Pennsylvania                                  23-1427830
  ---------------------------------                    --------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)


               Spring House, PA                                19477
  ---------------------------------                    --------------------
(Address of principal executive offices)                     (Zip Code)

(Registrant's telephone number, including area code)       (215) 646-7400
                                                     --------------------------

                                 Not applicable
- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_ .   No ___.

As of June 30, 1996, there were 2,583,892 shares of the Registrant's Common Stock outstanding.

PART I.  FINANCIAL INFORMATION
- ------------------------------

                               MOORE PRODUCTS CO.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Six Months Ended
                                                                     June 30
                                                          -----------------------------
                                                              1996              1995
                                                          -----------       -----------

Net sales                                                 $71,123,000       $53,964,000

Cost of products sold                                      39,657,000        27,853,000
                                                          -----------       -----------

Gross profit                                               31,466,000        26,111,000

Selling, research and development, administrative
      and general expenses (Notes C & D)                   30,112,000        26,347,000
                                                          -----------       -----------

Income (loss) from operations                               1,354,000       (   236,000)

Other income                                                  159,000           148,000
Interest expense                                          (   253,000)      (    89,000)
                                                          -----------       -----------

Income (loss) before income taxes                           1,260,000       (   177,000)

Income tax provision                                          972,000           341,000
                                                          -----------       -----------

      Net income (loss)                                   $   288,000       ($  518,000)
                                                          ===========       ===========


Earnings per share - primary:
      Net income (loss)                                          $.11             ($.25)
                                                                 ====              ====

Earnings per share - fully diluted:
      Net income (loss)                                          $.11             ($.25)
                                                                 ====              ====


See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three Months Ended
                                                                    June 30
                                                          -----------------------------
                                                              1996              1995
                                                          -----------       -----------
Net sales                                                 $35,968,000       $29,451,000

Cost of products sold                                      20,502,000        14,960,000
                                                          -----------       -----------

Gross profit                                               15,466,000        14,491,000

Selling, research and development, administrative
      and general expenses (Notes C & D)                   15,075,000        13,789,000
                                                          -----------       -----------

Income from operations                                        391,000           702,000

Other income                                                   63,000           106,000
Interest expense                                          (   134,000)      (    82,000)
                                                          -----------       -----------

Income before income taxes                                    320,000           726,000

Income tax provision                                          261,000           405,000
                                                          -----------       -----------

      Net income                                          $    59,000       $   321,000
                                                          ===========       ===========


Earnings per share - primary:
      Net income                                                 $.02              $.15
                                                                 ====              ====

Earnings per share - fully diluted:
      Net income                                                 $.02              $.15
                                                                 ====              ====


See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            June 30         December 31
                                                             1996               1995
                                                         -----------       -----------
ASSETS
CURRENT ASSETS                                            (Unaudited)         (Note A)
      Cash                                                $ 2,279,000       $ 1,103,000
      Trade accounts receivable                            30,669,000        30,701,000
      Inventories                                          21,536,000        20,423,000
      Prepaid expenses                                      2,729,000         3,117,000
                                                         ------------      ------------
         TOTAL CURRENT ASSETS                              57,213,000        55,344,000

PROPERTY, PLANT AND EQUIPMENT                              57,416,000        55,513,000
Less:  Accumulated depreciation                           (40,289,000)      (38,627,000)
                                                          -----------       -----------
                                                           17,127,000        16,886,000

OTHER ASSETS                                                8,437,000         5,963,000
                                                          -----------       -----------
                                                          $82,777,000       $78,193,000
                                                          ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Notes payable to bank                               $ 6,504,000       $ 4,306,000
      Accounts payable                                     11,706,000        11,032,000
      Accrued compensation                                  2,084,000         2,306,000
      Advances from customers                               3,121,000         2,566,000
                                                         ------------      ------------
         TOTAL CURRENT LIABILITIES                         23,415,000        20,210,000

OTHER LIABILITIES                                           6,049,000         5,000,000

STOCKHOLDERS' EQUITY
      Preferred Stock, 5% cumulative, voting and
        convertible, par value $1 per share:
         Authorized - 325,000 shares
         Issued and outstanding - 175,950 shares              176,000           176,000
      Common Stock, par value $1 per share:
         Authorized - 7,500,000 shares
         Issued and outstanding - 2,583,892 shares
         and 2,583,092 shares                               2,584,000         2,583,000
      Capital in excess of par value                       10,854,000        10,843,000
      Retained earnings                                    39,699,000        39,381,000
                                                          -----------       -----------
         TOTAL STOCKHOLDERS' EQUITY                        53,313,000        52,983,000
                                                          -----------       -----------
                                                          $82,777,000       $78,193,000
                                                          ===========       ===========


See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                Six Months Ended
                                                                    June 30
                                                          -----------------------------
                                                              1996              1995
                                                          ------------      -----------
OPERATING ACTIVITIES:
      Net income (loss)                                   $    288,000      ($  518,000)
      Noncash (income) expenses:
         Depreciation                                        1,704,000        1,650,000
         Deferred income taxes                                 183,000      (    44,000)
         Pension and other postretirement
             benefits (Note C)                            (  1,674,000)     (   572,000)


      Changes in operating assets and liabilities:
         Trade accounts receivable                              32,000      ( 4,069,000)
         Inventories                                      (  1,113,000)     ( 3,027,000)
         Accounts payable                                      674,000        2,841,000
         Accrued compensation                             (    222,000)          53,000
         Advances from customers                               555,000        1,184,000
         Prepaid expenses                                      454,000      (   345,000)
                                                          ------------      -----------
                                                               881,000      ( 2,847,000)

INVESTING ACTIVITY:
      Purchase of property, plant and equipment           (  1,946,000)     ( 1,998,000)

FINANCING ACTIVITIES:
      Increase in notes payable to bank                      2,198,000        5,000,000
      Proceeds from issuance of common stock                    12,000               --
                                                          ------------      -----------
                                                             2,210,000        5,000,000

Effect of exchange rate changes                                 31,000           39,000
                                                          ------------      -----------


NET INCREASE IN CASH                                         1,176,000          194,000

Cash beginning of year                                       1,103,000          569,000
                                                          ------------      -----------

CASH END OF PERIOD                                         $ 2,279,000       $  763,000
                                                          ============      ===========


See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MOORE PRODUCTS CO.
June 30, 1996

Note A - Basis of Presentation
- -------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the Instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date.

Primary earnings per share have been computed using the average number of shares of Common Stock and dilutive Common Stock equivalents (stock options) outstanding during the period and subtracting the Preferred Stock dividends, declared or cumulative even though not declared, from net income. Unless antidilutive, fully diluted earnings per share are computed based upon the assumption that the Preferred Stock shares were converted into Common Stock as of the beginning of the period and no Preferred Stock dividends were paid. The average number of common shares used to compute primary earnings per share were 2,621,963 shares and 2,083,092 shares for the six month periods ended June 30, 1996 and 1995, respectively; and 2,613,595 shares and 2,083,092 shares for the three month periods ended June 30, 1996 and 1995, respectively. The average number of common shares used to compute fully diluted earnings per share were 2,692,191 shares and 2,083,092 shares for the six month periods ended June 30, 1996 and 1995, respectively; and 2,687,783 shares and 2,083,092 shares for the three month periods ended June 30, 1996 and 1995, respectively.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MOORE PRODUCTS CO.
June 30, 1996


Note B - Inventories
- --------------------
The components of inventory consist of the following:
                                                  June 30         December 31
                                                   1996              1995
                                                -----------       -----------
Completed instruments                           $ 3,368,000       $ 4,373,000
Finished parts                                   11,947,000        11,021,000
Work in process                                   5,337,000         4,114,000
Raw material                                        884,000           915,000
                                                -----------       -----------
                                                $21,536,000       $20,423,000
                                                ===========       ===========

Note C - Gain from Early Retirement Program
- -------------------------------------------
During the quarter ended June 30, 1996, the Company recorded an estimated, special, pretax net gain of $1,300,000 for the combined net effect of settlements, curtailments and special termination benefits in connection with an early retirement program offered to certain eligible employees in the United States. This gain is included in the 1996 selling, research and development, administrative and general expenses.


Note D - Loss on Joint-Venture Restructuring
- --------------------------------------------
During the quarter ended June 30, 1996, the Company recognized a special pretax charge of $1,000,000 consisting principally of a provision to write-off certain carrying values of assets related to its joint-venture investment in Brazil. The provision was based on a special review of the operations and decisions to refocus business activities in Brazil and certain South American markets. This loss is included in the 1996 selling, research and development, administrative and general expenses.


Note E - Credit Agreements
- --------------------------
Adding to the Company's existing lines of credit, a new credit facility totaling 5,000,000 Canadian dollars was entered into by the Company's Canadian subsidiary in May 1996. Under terms of this new agreement, the lender has a security interest in the assets of the Canadian subsidiary, except for real estate. The loan agreement requires maintenance of certain restrictive financial covenants. Cash advances will be made at rates tied to the Canadian bank's prime rate plus 1/2%, which was 7% as of June 30, 1996. No advances were made under this line as of June 30, 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF THE RESULTS OF OPERATIONS


When compared with the same periods in 1995, sales for the six months ended June 30, 1996, increased 32% and for the three months ended June 30, 1996, increased 22%, the result of a higher volume of products shipped. Increases in systems products sales and the addition of Moore-Vernon, acquired in June 1995, were primarily responsible for the sales increases. Cost of goods sold increased in response to the higher sales but were also affected by product mix and higher manufacturing costs. As a result gross profit margins declined from 1995 to 1996.

Selling, research and development, administrative and general expenses increased approximately 14% and 9%, respectively, in the six and three month periods ended June 30, 1996, compared to the same periods last year. Higher payroll and payroll-related costs were the primary reasons for this increase. Throughout the past year, the Company has strategically increased staffing levels in selected areas of the organization in anticipation of higher levels of business activity. Moore-Vernon also contributed to a higher level of expenses in 1996.

Included in selling, research and development, administrative and general expenses for the six months and three months ended June 30, 1996, is a $1,300,000 gain resulting from the settlement of benefits relating to an early retirement offer to certain United States employees. In addition, the Company has recorded a loss of $1,000,000 for write-off of assets related to an international joint-venture. In evaluating various business strategies it was determined that the Company would refocus its business activities in Brazil and certain South American markets resulting in a restructuring and the impairment of certain assets.

The nontraditional relationship of income tax to pretax income as of June 30, 1996, is the result of mixed operating results in various countries. Statutory rates are applied to pretax income in the United States. Consistent with previous reporting periods, tax benefits for losses incurred by certain international subsidiaries in tax jurisdictions outside the United States have not been recognized for financial reporting purposes because the realization of such benefits is not presently considered likely.

Strong demand for the Company's products and services has continued into 1996. For the first six months of 1996, consolidated orders received by the Company were approximately 24% higher than for the corresponding period in 1995. The consolidated backlog of unshipped orders as of June 30, 1996, was $40,493,000 compared to $32,654,000 as of June 30, 1995.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF THE RESULTS OF OPERATIONS
                                   (continued)


In summary, sales orders received in 1996 continue to be higher than in the previous year. The Company has increased costs with additional personnel in support of a growth in sales. It is expected that the sales and production cycle of large-scale systems and gage products will significantly influence shipments from one quarter to the next. Shipments for the third quarter of 1996 are expected to be at levels comparable to the second quarter. Therefore, it is not yet clear if profitable operating results will be achieved.

The Company's working capital continues to be positive; however, higher levels of business activity along with higher accounts receivable and inventory levels have increased the reliance on bank financing. The Company continues to maintain lines of credit in anticipation of short-term cash requirements during the year. During the second quarter of 1996 a new five million Canadian dollar facility was established to supplement previously existing credit lines. Total borrowing capacity under all lines of credit currently approximates $15,750,000.

PART II.  OTHER INFORMATION
- ---------------------------

Items 1, 2 and 5.
- -----------------
In accordance with the Instructions to Part II of Form 10-Q, Items 1, 2 and 5 of
Part II of Registrant's Quarterly Report on Form 10-Q are omitted, since none of the Items listed thereunder are applicable.

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

Traditionally, the Registrant has paid cash dividends on both its Common and Preferred Shares quarterly, and that practice continued through the first quarter of 1993. However, in recognition of the difficult business climate, no dividends on either Preferred or Common Shares have been paid or declared and set aside for payment since March 1, 1993, and it is uncertain when the payment of dividends will recommence. The cumulative arrearage in Preferred Share dividends through the end of the Registrant's second quarter of 1996 (calculated on a quarterly basis) was $28,592.

Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------
On May 2, 1996, the Registrant held its Annual Meeting of Shareholders at which time three directors were elected to serve for terms expiring in 2000. The tabulation of votes with respect to each nominee was as follows: William B. Moore, For - 2,983,680, Withheld - 161,974; James O. Moore, For - 2,983,680,
Withheld - 161,974; and Ralph H. Owens, For - 2,987,254, Withheld - 158,400.

In addition, the Shareholders approved a proposal to change the Articles of Incorporation increasing the number of authorized shares of common stock from 3,750,000 to 7,500,000 shares, with tabulated votes as follows: For - 2,807,323, Against - 226,687, Abstain - 6,337; and a proposal to change the 1994 Incentive Stock Option Plan and Non-qualified Stock Option Plan increasing the number of shares available for issuance under the plan from 300,000 to 750,000, with tabulated votes as follows: For - 2,198,180, Against - 642,994, Abstain - 150,930.

PART II.  OTHER INFORMATION
- ---------------------------

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



                               MOORE PRODUCTS CO.





Dated: August 12, 1996         By: /S/R. E. Wisniewski
                                   --------------------------------------------
                                   R. E. Wisniewski,
                                   Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)