Form 10-Q
period 1996-09-30
MOORE PRODUCTS CO
filed 1996-11-14
CIK 67975

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1996
                               ---------------------------------------------
                                       OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

Commission file number          0-545
                        -------------------

                               Moore Products Co.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Pennsylvania                                        23-1427830
---------------------------------                      -----------------------
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                          Identification No.)


              Spring House, PA                                  19477
-------------------------------------------             ----------------------
  (Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number, including area code)    (215) 646-7400
                                                      ----------------------

                                 Not applicable
--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  |X|.   No ___.

As of October 31, 1996, there were 2,585,972 shares of the Registrant's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                               MOORE PRODUCTS CO.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                           Nine Months Ended
                                                              September 30
                                                           ------------------
                                                         1996             1995
                                                         ----             ----

Net sales                                           $ 107,105,000    $  83,874,000

Cost of products sold                                  59,308,000       43,414,000
                                                    -------------    -------------

Gross profit                                           47,797,000       40,460,000

Selling, research and development, administrative
     and general expenses (Notes C & D)                45,665,000       41,160,000
                                                    -------------    -------------

Income (loss) from operations                           2,132,000    (     700,000)

Other income                                              220,000          188,000
Interest expense                                    (     363,000)   (     233,000)
                                                    -------------    -------------

Income (loss) before income taxes                       1,989,000    (     745,000)

Income tax provision                                    1,349,000          221,000
                                                    -------------    -------------

     Net income (loss)                              $     640,000    ($    966,000)
                                                    =============    =============


Earnings per share - primary:
     Net income (loss)                              $         .24    ($        .47)
                                                    =============    =============

Earnings per share - fully diluted:
     Net income (loss)                              $         .24    ($        .47)
                                                    =============    =============




See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three Months Ended
                                                             September 30
                                                          ------------------
                                                        1996             1995
                                                        ----             ----

Net sales                                           $ 35,982,000    $ 29,910,000

Cost of products sold                                 19,651,000      15,561,000
                                                    ------------    ------------

Gross profit                                          16,331,000      14,349,000

Selling, research and development, administrative
     and general expenses                             15,554,000      14,813,000
                                                    ------------    ------------

Income (loss) from operations                            777,000    (    464,000)

Other income                                              62,000          40,000
Interest expense                                    (    110,000)   (    144,000)
                                                    ------------    ------------

Income (loss) before income taxes                        729,000    (    568,000)

Income tax provision (benefit)                           377,000    (    120,000)
                                                    ------------    ------------

     Net income (loss)                              $    352,000    ($   448,000)
                                                    ============    ============

Earnings per share - primary:
     Net income (loss)                              $        .13    ($       .22)
                                                    ============    ============

Earnings per share - fully diluted:
     Net income (loss)                              $        .13    ($       .22)
                                                    ============    ============




See Notes to Condensed Consolidated Financial Statements.
                                       3

                               MOORE PRODUCTS CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   September 30     December 31
                                                       1996             1995
                                                   ------------     -----------
                                                    (Unaudited)       (Note A)

ASSETS
CURRENT ASSETS
     Cash                                          $    930,000    $  1,103,000
     Trade accounts receivable                       29,650,000      30,701,000
     Inventories                                     22,035,000      20,423,000
     Prepaid expenses                                 2,860,000       3,117,000
                                                   ------------    ------------
              TOTAL CURRENT ASSETS                   55,475,000      55,344,000

PROPERTY, PLANT AND EQUIPMENT                        58,078,000      55,513,000
Less:  Accumulated depreciation                     (41,164,000)    (38,627,000)
                                                   ------------    ------------
                                                     16,914,000      16,886,000

OTHER ASSETS                                          8,624,000       5,963,000
                                                   ------------    ------------
                                                   $ 81,013,000    $ 78,193,000
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable to bank                         $  4,130,000    $  4,306,000
     Accounts payable                                 9,886,000      11,032,000
     Accrued compensation                             2,350,000       2,306,000
     Advances from customers                          4,768,000       2,566,000
                                                   ------------    ------------
TOTAL CURRENT LIABILITIES                            21,134,000      20,210,000

OTHER LIABILITIES                                     6,186,000       5,000,000

STOCKHOLDERS' EQUITY
     Preferred Stock, 5% cumulative, voting
     and convertible, par value $1 per
     share:
          Authorized - 325,000 shares
          Issued and outstanding - 175,950 shares       176,000         176,000
     Common Stock, par value $1 per share:
          Authorized - 7,500,000 shares
          Issued and outstanding - 2,583,892
            shares and 2,583,092 shares               2,584,000       2,583,000
     Capital in excess of par value                  10,854,000      10,843,000
     Retained earnings                               40,079,000      39,381,000
                                                   ------------    ------------
          TOTAL STOCKHOLDERS' EQUITY                 53,693,000      52,983,000
                                                   ------------    ------------
                                                   $ 81,013,000    $ 78,193,000
                                                   ============    ============

See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Nine Months Ended
                                                            September 30
                                                          ------------------
                                                        1996            1995
                                                        ----            ----
OPERATING ACTIVITIES:

     Net income (loss)                              $   640,000    ($  966,000)
     Noncash (income) expenses:
          Depreciation                                2,564,000      2,470,000
          Deferred income taxes                         208,000    (    78,000)
          Pension and other postretirement
                benefits (Note C)                  (  1,861,000)   (   858,000)

     Changes in operating assets and liabilities:
          Trade accounts receivable                   1,051,000    ( 6,412,000)
          Inventories                              (  1,612,000)   ( 4,697,000)
          Accounts payable                         (  1,146,000)     5,354,000
          Accrued compensation                           44,000        158,000
          Advances from customers                     2,202,000      2,210,000
          Prepaid expenses                              435,000    (   799,000)
                                                    -----------    -----------
                                                      2,525,000    ( 3,618,000)

INVESTING ACTIVITY:
     Purchase of property, plant and equipment     (  2,578,000)   ( 3,006,000)

FINANCING ACTIVITIES:
     Increase (decrease) in notes payable to bank  (    176,000)     6,500,000
     Proceeds from exercise of stock options             12,000           --
                                                    -----------    -----------
                                                   (    164,000)     6,500,000

Effect of exchange rate changes                          44,000         68,000
                                                    -----------    -----------

NET DECREASE IN CASH                               (    173,000)   (    56,000)

Cash beginning of year                                1,103,000        569,000
                                                    -----------    -----------

CASH END OF PERIOD                                  $   930,000    $   513,000
                                                    ===========    ===========


See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MOORE PRODUCTS CO.
September 30, 1996

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the Instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date.

Primary earnings per share have been computed using the average number of shares of Common Stock and dilutive Common Stock equivalents (stock options) outstanding during the period and subtracting the Preferred Stock dividends, declared or cumulative even though not declared, from net income. Unless antidilutive, fully diluted earnings per share are computed based upon the assumption that the Preferred Stock shares were converted into Common Stock as of the beginning of the period and no Preferred Stock dividends were paid. The average number of common shares used to compute primary earnings per share were 2,620,191 shares and 2,083,092 shares for the nine month periods ended September 30, 1996 and 1995, respectively; and 2,617,204 shares and 2,083,092 shares for the three month periods ended September 30, 1996 and 1995, respectively. The average number of common shares used to compute fully diluted earnings per share were 2,690,446 shares and 2,083,092 shares for the nine month periods ended September 30, 1996 and 1995, respectively; and 2,687,885 shares and 2,083,092 shares for the three month periods ended September 30, 1996 and 1995, respectively.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MOORE PRODUCTS CO.
September 30, 1996

Note B - Inventories

The components of inventory consist of the following:

                                       September 30           December 31
                                           1996                  1995
                                       ------------           -----------
Completed instruments                   $ 4,047,000           $ 4,373,000
Finished parts                           11,494,000            11,021,000
Work in process                           5,628,000             4,114,000
Raw material                                866,000               915,000
                                        -----------           -----------
                                        $22,035,000           $20,423,000
                                        ===========           ===========


Note C - Gain from Early Retirement Program

Selling, research and development, administrative and general expenses for the nine month period ended September 30, 1996, include an estimated, special, pretax net gain of $1,300,000, recorded in the second quarter, for the combined net effect of settlements, curtailments and special termination benefits in connection with an early retirement program offered to certain eligible employees in the United States.


Note D - Loss on Joint-Venture Restructuring

Selling, research and development, administrative and general expenses for the nine month period ended September 30, 1996, include a special pretax charge of $1,000,000, recorded in the second quarter, consisting principally of a provision to write-off certain carrying values of assets related to its joint-venture investment in Brazil. The provision was based on a special review of the operations and decisions to refocus business activities in Brazil and certain South American markets.


Note E - Credit Agreements

Adding to the Company's existing lines of credit, a new credit facility totaling 5,000,000 Canadian dollars was entered into by the Company's Canadian subsidiary in May 1996. Under terms of this new agreement, the lender has a security interest in the assets of the Canadian subsidiary, except for real estate. The loan agreement requires maintenance of certain restrictive financial covenants. Cash advances will be made at rates tied to the Canadian bank's prime rate plus 1/2%, which was 6.25% as of September 30, 1996.

Item 2.  Management's Discussion and Analysis of the Results of Operations.


When compared with the same periods in 1996, sales increased 28% for the nine months ended September 30, 1996, and increased 20% for the three months ended September 30, 1996, due to a higher volume of products shipped. Systems sales were especially strong for the nine and three month periods. Cost of goods sold increased in response to the higher sales but were also affected by product mix and higher manufacturing costs. As a result gross profit margins in both the three month and nine month periods declined from 1995 to 1996.

Selling, research and development, administrative and general expenses increased approximately 11% and 5%, respectively, in the nine and three month periods ended September 30, 1996, compared to the same periods last year. Higher payroll and payroll-related costs were the primary reasons for this increase. Throughout the past year, the Company has increased staffing levels in sales and product support areas of the organization in anticipation of higher levels of business activity.

As previously reported, selling, research and development, administrative and general expenses for the nine months ended September 30, 1996 include two special adjustments. A $1.3 million gain resulting from the settlement of benefits relating to an early retirement offer to certain United States employees was recognized in the second quarter. Unrelated to this transaction, the Company recorded a loss of $1.0 million for the write-off of assets related to an international joint-venture. In evaluating various business strategies it was determined that the Company would refocus its business activities in Brazil and certain South American markets resulting in this write-off.

The nontraditional relationship of income tax to pretax income as of September 30, 1996, is the result of mixed operating results in various countries. Statutory rates are applied to pretax income in the United States. Consistent with previous reporting periods, tax benefits for losses incurred by certain international subsidiaries in tax jurisdictions outside the United States have not been recognized for financial reporting purposes because the realization of such benefits is not presently considered likely.

Increased demand for the Company's products and services has continued in 1996. For the first nine months of 1996, consolidated orders received by the Company were approximately 17% higher than for the corresponding period in 1995. The consolidated backlog of unshipped orders as of September 30 was $39,391,000 in 1996 compared to $37,730,000 in 1995.

Item 2.  Management's Discussion and Analysis of the
         Results of Operations. (continued)

Sales and production cycle of large-scale systems and gage products will significantly influence shipments from one quarter to the next. Significantly higher shipments for the fourth quarter of 1996 are not currently expected.

The Company's working capital continues to be positive. The Company maintains bank lines of credit in anticipation of short-term cash requirements during the year. During 1996 a new five million Canadian dollar credit facility was entered into to supplement previously existing credit lines. At October 31, 1996, total borrowing capacity under all lines of credit was approximately $15,750,000, and outstanding borrowings under these lines totaled approximately $4,130,000.

                           PART II. OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.

The Company's Articles of Incorporation, as amended, essentially provide that
(i) holders of the Company's Preferred Shares are entitled to receive, as and when declared by the Board, cumulative dividends at the rate of 5% ($.05 per share), (ii) such dividends may be declared and paid quarterly, semi-annually or annually in the discretion of the Board, and (iii) if full cumulative dividends in cash or in Preferred Shares have not been paid or declared and set aside for payment for the first three quarters of any fiscal year, no dividend may be paid or distribution made on the Company's Common Shares (other than dividends payable in Common Shares) until full cumulative dividends in cash or in Preferred Shares for such year and all prior periods have been paid or declared and set aside for payment.

Traditionally, the Company has paid cash dividends on both its Common and Preferred Shares quarterly, and that practice continued through the first quarter of 1993. However, in recognition of the difficult business climate, no dividends on either Preferred or Common Shares have been paid or declared and set aside for payment since March 1, 1993, and it is uncertain when the payment of dividends will recommence. The cumulative arrearage in Preferred Share dividends through the end of the Company's third quarter of 1996 (calculated on a quarterly basis) was $30,791.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit
Number                     Description
-------                    -----------
 3(a)      Amendment to Articles of Incorporation.

10a        Form of agreement with Raymond M. Reed dated June 7, 1996. *

10b        Form of agreement with Edward T. Hurd dated June 13, 1996. *

27         Financial Data Schedule.
           (Schedule submitted in electronic format only.)

* Indicates a management contract or compensatory plan or arrangement.

                      -----------------------------------

(b) No reports on Form 8-K have been filed during the most recently completed fiscal quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               MOORE PRODUCTS CO.





Dated:  November 8, 1996                       By: /s/ R. E. Wisniewski
                                                   --------------------------
                                                   Secretary and Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)