Form 10-K
period 1996-12-31
MOORE PRODUCTS CO
filed 1997-03-28
CIK 67975

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996.

Commission file no. 0-545.
                    -----

                               Moore Products Co.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

      Pennsylvania                                       23-1427830
------------------------                    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

      Spring House, Pennsylvania                            19477-0900
---------------------------------------                 -------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The aggregate market value of voting stock held by nonaffiliates of the Registrant (as explained on page 8) as of March 13, 1997, was approximately $31,800,000.

Common stock outstanding at March 13, 1997, was 2,585,972 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 1996, are incorporated by reference into Parts II and IV of this report.

Portions of the proxy statement for the annual shareholders meeting to be held May 1, 1997, are incorporated by reference into Part III of this report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

                                     PART I

Item 1.  Business.

        Moore Products Co. ("Registrant") was originally organized in January 1940, as a partnership and incorporated in the Commonwealth of Pennsylvania in December 1953.

        Registrant is in the business that develops, manufactures, sells, and supports technical products and systems used in the measurement and control of manufacturing processes. These include a broad range of technologically advanced systems, industrial controls and instrumentation, dimensional measuring gages, and high-precision metrology calibration systems. Many of Registrant's products are of standard design and are sold from stock; some products are custom engineered and manufactured to order.

        Industrial instruments measure and control temperature, pressure, flow of liquid or gas, liquid level, and other variables found in process industries, such as chemical, pharmaceutical, pulp and paper, and power and utility. Metrology products, dimensional gages, and statistical process control systems are used in quality-related applications in high-precision calibration laboratories and in the manufacture of precision and discrete parts such as is found in the automotive industry.

        Registrant uses digital electronic, analog electronic, pneumatic and software technologies in the design of its products and does not specialize in one particular technology.

        The business of the Registrant is primarily capital equipment and related systems. As such, it is subject to the cyclical nature of commitments to new or replacement manufacturing facilities and equipment by the industries that it serves. The business of the Registrant is not generally seasonal, but from time to time follows a pattern of higher shipments in the second half of the calendar year in response to customer's capital expenditure cycles.

        During the past five years, the Registrant has introduced a series of new product offerings intended to provide complete, advanced technological solutions to industries seeking efficient control of their manufacturing processes. These products range from remote field transmission and control devices to sophisticated microcomputer-based control systems including both hardware and software products. In many instances these products are linked through a standard industry communication protocol and are custom configured to meet unique requirements of specific customers. The innovative, technical advances represented by some of these products have been formally recognized through industry awards. Increased sales volume in the past year is attributed to customer acceptance of these newer products.

Markets:

        The principal markets for Registrant's products are the batch and continuous process industries (including chemical, pulp and paper, power and utility, pharmaceuticals, oil and gas, metals, synthetic fiber, and food and beverage), precision discrete parts manufacturing industries (including machine tool, aeronautical and automotive), and calibration laboratories. Certain of the Registrant's systems products are sold in significant dollar amounts as part of major customer projects. Changes in quarterly and annual sales can be significantly influenced by the shipment of these orders.

Sales and Distribution:

         Registrant's United States sales are made primarily through factory-trained employees of its own organization, located in its sales offices in 40 cities. International sales and customer support are handled through a combination of 12 subsidiaries and approximately 90 sales representatives appointed by Registrant or its subsidiaries strategically located throughout the world. Sales in Canada and Europe are made through Registrant's wholly-owned Canadian, English, Dutch, Italian and French subsidiaries, Moore Products Co. (Canada) Inc., Moore Products Co. (U.K.) Limited, Moore Products Co. B.V., Moore Products Co. (Italia) S.r.l., and Moore Products Co. (France) SARL. Sales in the Asia/Pacific region are also supported through wholly-owned subsidiaries in Australia, Japan, and Singapore by Moore Products Co. (Australia) Pty. Ltd., Moore Products Co. (Japan) K.K., and Moore Products Co (S) Pte Ltd. Sales in Mexico, India, Brazil and South Africa, which are not significant, are made through jointly-owned subsidiaries, Moore Products de Mexico S.A. de C.V., Moore Controls Pvt. Limited, T & M Controles Ltda. and Moore Controls S.A. (Pty.) Ltd., respectively.

Raw Materials:

        In its manufacturing operation, Registrant uses common metals (aluminum, brass, stainless steel), various synthetic materials, forgings and castings, and electronic components. Registrant is experiencing no significant shortages in raw materials at this time which would be expected to have a serious effect on the delivery aspect of

Registrant's business, although occasional disruption in the availability of certain electronic components can impact the scheduled manufacture and shipment of some products. In most instances, Registrant has more than one source of supply for its material requirements.

Patents, Trademarks, and Licenses:

        Registrant applies for patents on inventions and developments which it considers clearly patentable and desirable with respect to its products. As of December 31, 1996, Registrant owned several unexpired United States patents and unexpired international patents, none of which are considered individually to be material to its business.

        Considered to be of greater importance to its business is Registrant's "know-how" in manufacturing products, including those covered by patents which have expired. Registrant has from time to time granted "know-how" licenses to others, and has been licensed by others, to manufacture certain products, but none of these licenses are believed to be material to the Registrant.

        Several of the Registrant's products are sold under trademarks, some of which are registered. Examples of these include "VIEWPAC(TM)", "FIELDPAC(TM)", "QUADLOG(R)", "APACS(R)", "XTC(R)", "LABMASTER(R)", and "LASERULER(R)". In addition the Registrant conducts business under the registered trademarks of "MOORE(R)" in block letters and logo form, "PRATT & WHITNEY(R)" and "P&W(R)" in logo form, which provide unique identity within its industry.

Backlog:

        As of December 31, 1996, Registrant had a total consolidated backlog of orders, believed by it to be firm, amounting to $46,110,000. Registrant expects that substantially all such orders will be filled within the current fiscal year. As of December 31, 1995, Registrant had a total consolidated backlog of orders amounting to $36,997,000.

Competition:

        The process measurement and control industry is highly competitive and subject to technological changes in both hardware and software development. Registrant is a medium-sized company in the measurement and control of manufacturing processes including continuous, batch, and discrete parts manufacturing. It is one of a limited number of companies in the United States with the capability to bid as manufacturer for complete process instrumentation projects, such as the instrumentation of a chemical plant, an oil refinery, or a paper mill. Competition in Registrant's industry has intensified as markets, customers and competitors have become increasingly international in their focus. Registrant has attempted to maintain its position in the industry by the quality and performance of its existing products and technical innovation of new product developments so as to provide customers with greater functionality and reliability than are available from competitors. Relative price/performance, product features, availability, service and support also are important factors.

        Registrant's principal competitors in the industry, most of whom are considerably larger than the Registrant, are The Foxboro Company, a SIEBE Company; ABB Process Automation, Inc., and ABB Kent-Taylor Inc., two divisions of ABB Asea Brown Boveri, Inc.; Elsag Bailey Process Automation N.V.; the Industrial Automation and Control Division of Honeywell, Inc.; Fisher-Rosemount, a unit of Emerson Electric Co.; Marposs Gauges Corp.; and Illitron Division of ITW.

Research Activities:

        The Registrant's products provide for integration of several complex technologies including but not limited to electronics, physics, mechanical design and software. Research and development has consistently been a central strategic commitment. The Registrant views continued investment in new product development as key to long-range success. Approximately $11,416,000 was spent during 1996, $9,989,000 during 1995, and $8,593,000 during 1994 on company-sponsored research activities relating to the development of new products or the improvement of existing products. These amounts represent 8.0%, 8.3% and 8.5%, respectively, of total revenues. The amount spent on customer-sponsored research activity was not significant in any of the years covered. No costs associated with the development of software products are capitalized.

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

Number of Employees:

        Registrant and its subsidiaries had approximately 1,260 employees as of December 31, 1996.

Foreign and Domestic Operations and Export Sales:

        Reference is made to Note J on page 20 of Registrant's Consolidated Financial Statements contained in Exhibit 13 of this report.

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

         Registrant's English subsidiary, Moore Products Co. (U.K.) Limited, is located in a modern plant and office building of approximately 36,000 square feet. The building is located on 5 acres of land in Yeovil, Somerset, England. Both the building and land are owned outright by Registrant's subsidiary. Moore Measurement Systems, a division of Moore Products Co. (U.K.) Limited, leases an office and manufacturing facility of approximately 23,000 square feet in Hitchin, Hertfordshire, England.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the fourth quarter of 1996.

Additional Information:

        The following information is furnished in this report pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

Executive Officers of the Registrant:

        Set forth below is certain information with respect to the executive officers of Registrant as of March 13, 1997.

                            Positions and
Name of Officer       Age   Offices Held with Registrant
---------------       ---   ----------------------------

William B. Moore      54    President and Chief Executive Officer

Edward J. Curry       50    Executive Vice President and Chief Operating Officer
Edward M. Coll        47    Vice President-General Manager,
                            Systems Division

James McDonald        47    Vice President, Sales
Robert E. Wisniewski  43    Secretary and Treasurer

      Executive officers of Registrant are appointed annually by the Board of Directors, to serve at the discretion of the Board until their successors are appointed. All of the executive officers of Registrant have served in executive or related administrative capacities with Registrant for over five years. Mr. Coll was appointed Vice President-General Manager, Systems Division in May 1996.

                               ------------------

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

                                     PART II

      As indicated in the following table, the information required to be presented in Part II of this report is hereby incorporated by reference to Registrant's Annual Report to Shareholders for the year ended December 31, 1996, the relevant portions of which are set forth in Exhibit 13 to this report.

                                  Material in Annual Report to
                                  Shareholders for the year ended
                                  December 31, 1996, which is
                                  incorporated herein by reference
Form 10-K                         ------------------------------------------
Item No. and Item Caption                    Caption                    Page
-------------------------         ------------------------------------------

5     Market for Registrant's     "Shareholder Information"              22
      Common Equity and
      Related Stockholder
      Matters.

6     Selected Financial Data.    "Selected Financial Data"              22

7     Management's Discussion     "Report to Shareholders"               2-3
      and Analysis of Financial   "Management's Discussion
      Condition and Results of       and Analysis"                       8-9
      Operations.

8     Financial Statements and    "Consolidated Statements of
      Supplementary Data.            Operations"                         9
                                  "Consolidated Balance Sheets"          10
                                  "Consolidated Statements of
                                     Cash Flows"                         11
                                  "Notes to Consolidated
                                     Financial Statements"               12-20
                                  "Report of Independent Auditors"       21

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

                                    PART III

      As indicated in the following table, the information required to be presented in Part III of this report is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report:

                                            Material in Proxy Statement for 1997
                                            Annual Meeting which is incorporated
                                            herein by reference
Form 10-K                                   ------------------------------------
Item No. and Item Caption                                     Caption
-------------------------                   ------------------------------------

10  Directors and Executive Officers of    "1.  ELECTION OF DIRECTORS" and "COMPLIANCE WITH
    Registrant.                            SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934"

11  Executive Compensation.                "ADDITIONAL INFORMATION"

12  Security Ownership of Certain          "Beneficial Ownership of Principal Shareholders and
    Beneficial Owners and Management.      Management"

13  Certain Relationships and Related      "Compensation of Directors"
    Transactions.


                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)(1) The following consolidated financial statements of Registrant and its subsidiaries, included in Registrant's Annual Report to Shareholders for the year ended December 31, 1996, relevant portions of which are set forth in
Exhibit 13 to this report, are incorporated herein by reference:

      Consolidated Statements of Operations -
      Years ended December 31, 1996, 1995, and 1994

      Consolidated Balance Sheets - December 31, 1996
      and December 31, 1995

      Consolidated Statements of Cash Flows -
      Years ended December 31, 1996, 1995, and 1994

      Notes to Consolidated Financial Statements - December 31, 1996

      Report of Independent Auditors

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      (a)(3)  Exhibits:

    Exhibit
    Number                                    Description
    ------                    --------------------------------------------------
       3a                     Articles of Incorporation. (Incorporated by
                              reference to Exhibit 3a to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.) Amendment to Articles of Incorporation.
                              (Incorporated by reference to Exhibit 3a to Registrant's Report on Form 10-Q for the quarterly period ended September 30, 1996.)

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

       10a Registration Rights Agreement entered into as of December 18, 1995, between Moore Products Co. and Mellon Bank N.A., as trustee for the Moore
                              Products Co. Pension Plan.   (Incorporated by
                              reference to Exhibit 10 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.)

       10b* 1994 Incentive Stock Option and Non-qualified Stock Option Plan. (Incorporated by reference to
                              Exhibit 10 to Registrant's Report on Form
                              10-K for the fiscal year ended December 31, 1994.)

       10c* Form of agreement with Raymond M. Reed, dated June 7, 1996. (Incorporated by reference to Exhibit 10a to Registrant's Report on Form 10-Q for the quarterly period ended September 30, 1996.)

       10d* Form of agreement with Edward T. Hurd, dated June 13, 1996. (Incorporated by reference to Exhibit 10b to Registrant's Report on Form 10-Q for the quarterly period ended September 30, 1996.)

       10e* Form of agreement with R. B. Adams, dated February 28, 1993. (Incorporated by reference to Exhibit 10a to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992.)

       10f* Form of agreement with F. Lawton Hindle, dated December 28, 1994. (Incorporated by reference to
                              Exhibit 10a to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.)

       11                     Statement Re:  Per Share Earnings.
                              (Filed herewith.)

       13 Incorporated by reference portions of the Annual Report to Shareholders for the year ended December 31, 1996. (Filed herewith.)

       21                     Subsidiaries of Registrant. (Filed herewith.)

       23                     Consent of Independent Auditors. (Filed herewith.)

       27                     Financial Data Schedule. (Filed herewith.)

       *  Indicates a management contract, arrangement or compensatory plan.

                               -----------------

    (b) No reports on Form 8-K were filed by Registrant during the last quarter of 1996.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MOORE PRODUCTS CO.

                                 /s/W. B. Moore
                                 -----------------------------------------------
Date:  March 27, 1997            W. B. Moore, President and
                                 Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                 /s/W. B. Moore
                                 -----------------------------------------------
Date:  March 27, 1997             W. B. Moore, President,
                                  Chief Executive Officer and Director


                                 /s/E. J. Curry
                                 -----------------------------------------------
Date:  March 27, 1997            E. J. Curry, Executive Vice President,
                                 Chief Operating Officer and Director


                                 /s/R. E. Wisniewski
                                 -----------------------------------------------
Date:  March 27, 1997            R. E. Wisniewski
                                 Secretary and Treasurer
                                 (Principal Financial & Accounting Officer)


                                 /s/R. B. Adams
                                 -----------------------------------------------
Date:  March 27, 1997            R. B. Adams, Director

                                 -----------------------------------------------
Date:                            F. L. Hindle, Director

                                 /s/E. T. Hurd
                                 -----------------------------------------------
Date:  March 27, 1997            E. T. Hurd, Director


                                 /s/J. O. Moore
                                 -----------------------------------------------
Date:  March 27, 1997            J. O. Moore, Director

                                 -----------------------------------------------
Date:                            T. C. Moore, Director

                                 -----------------------------------------------
Date:                            R. H. Owens, Director

                                 -----------------------------------------------
Date:                            R. M. Reed, Director

                                 /s/E. G. Rorke
                                 -----------------------------------------------
Date:  March 27, 1997            E. G. Rorke, Director

                                  EXHIBIT INDEX

Exhibit
Number                              Description
-------            -------------------------------------------------------------
  3a               Articles of Incorporation. (Incorporated by reference to
                   Exhibit 3a to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.) Amendment to Articles of
                   Incorporation. (Incorporated by reference to Exhibit 3a to Registrant's Report on Form 10-Q for the quarterly period ended September 30, 1996.)

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

  10a Registration Rights Agreement entered into as of December 18, 1995, between Moore Products Co. and Mellon Bank N.A., as trustee for the Moore Products Co. Pension Plan. (Incorporated by reference to Exhibit 10 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.)

  10b 1994 Incentive Stock Option and Non-qualified Stock Option Plan. (Incorporated by reference to Exhibit 10 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.)

  10c              Form of agreement with Raymond M. Reed, dated June 7, 1996.
                   (Incorporated by reference to Exhibit 10a to Registrant's Report on Form 10-Q for the quarterly period ended September 30, 1996.)

  10d              Form of agreement with Edward T. Hurd, dated June 13, 1996.
                   (Incorporated by reference to Exhibit 10b to Registrant's Report on Form 10-Q for the quarterly period ended September 30, 1996.)

  10e              Form of agreement with R. B. Adams, dated February 28, 1993.
                   (Incorporated by reference to Exhibit 10a to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992.)

  10f Form of agreement with F. Lawton Hindle, dated December 28, 1994. (Incorporated by reference to Exhibit 10a to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.)

  11               Statement Re:  Per Share Earnings.  (Filed herewith.)

  13 Incorporated by reference portions of the Annual Report to Shareholders for the year ended December 31, 1996.
                   (Filed herewith.)

  21               Subsidiaries of Registrant. (Filed herewith.)

  23               Consent of Independent Auditors. (Filed herewith.)

  27               Financial Data Schedule. (Filed herewith.)