Form 10-Q
period 1997-03-31
MOORE PRODUCTS CO
filed 1997-05-14
CIK 67975

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997
                                --------------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               --------------       ---------------

Commission file number  0-545
                       ----------------------

                               Moore Products Co.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Pennsylvania                                       23-1427830
-------------------------------                          -----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

            Spring House, PA                                   19477
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

(Registrant's telephone number, including area code)       (215) 646-7400
                                                          -----------------

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

As of April 30, 1997, there were 2,585,972 shares of the Registrant's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.
------------------------------


                               MOORE PRODUCTS CO.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31
                                                -------------------------------
                                                   1997                 1996
                                                   ----                 ----

Net sales                                       $ 37,818,000        $35,155,000

Cost of products sold                             21,772,000         20,005,000
                                                ------------        -----------

Gross profit                                      16,046,000         15,150,000

Selling, research and development,
  administrative and general expenses             14,491,000         14,160,000
                                                ------------        -----------

Income from operations                             1,555,000            990,000

Other expense - net                                  113,000             50,000
                                                ------------       ------------

Income before income taxes                         1,442,000            940,000

Income tax provision                                 387,000            711,000
                                                ------------        -----------

     Net income                                 $  1,055,000        $   229,000
                                                ============        ===========



Earnings per common share:
     Primary                                            $.39               $.09
                                                        ====               ====
     Fully diluted                                      $.38               $.08
                                                        ====               ====




See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        March 31              December 31
                                                          1997                   1996
ASSETS                                                 ------------           ------------
CURRENT ASSETS                                         (Unaudited)              (Note A)
     Cash and cash equivalents                         $  3,197,000            $ 4,066,000
     Trade accounts receivable                           32,864,000             30,541,000
     Inventories                                         20,620,000             21,479,000
     Prepaid expenses and deferred taxes                  3,715,000              3,608,000
                                                       ------------           ------------
              TOTAL CURRENT ASSETS                       60,396,000             59,694,000

PROPERTY, PLANT AND EQUIPMENT                            58,205,000             58,183,000
Less:  Accumulated depreciation                        ( 42,336,000)          ( 41,639,000)
                                                        -----------            -----------
                                                         15,869,000             16,544,000

OTHER ASSETS                                             10,083,000              9,809,000
                                                        -----------            -----------
                                                        $86,348,000            $86,047,000
                                                        ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable to bank                             $    885,000           $  4,230,000
     Accounts payable                                    14,326,000             12,370,000
     Accrued compensation                                 3,233,000              2,638,000
     Advances from customers                              5,275,000              5,129,000
                                                       ------------           ------------
TOTAL CURRENT LIABILITIES                                23,719,000             24,367,000

OTHER LIABILITIES                                         7,126,000              7,126,000

STOCKHOLDERS' EQUITY
     Preferred Stock, 5% cumulative, voting
     and convertible, par value $1 per share:
          Authorized - 325,000 shares
          Issued and outstanding - 175,950 shares           176,000                176,000
     Common Stock, par value $1 per share:
          Authorized - 7,500,000 shares
          Issued and outstanding - 2,585,972
            shares and 2,585,972 shares                   2,586,000              2,586,000
     Capital in excess of par value                      10,885,000             10,885,000
     Retained earnings                                   41,856,000             40,907,000
                                                        -----------            -----------
          TOTAL STOCKHOLDERS' EQUITY                     55,503,000             54,554,000
                                                        -----------            -----------
                                                        $86,348,000            $86,047,000
                                                        ===========            ===========

See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Three Months Ended
                                                                       March 31
                                                           ---------------------------------
OPERATING ACTIVITIES:                                          1997               1996
                                                               ----               ----
     Net income                                             $1,055,000         $   229,000
     Noncash (income) expenses:
          Depreciation                                         864,000             870,000
          Deferred income taxes                            (   117,000)       (     25,000)
          Pension and other postretirement
                benefits                                   (   274,000)       (    187,000)

     Changes in operating assets and liabilities:
          Trade accounts receivable                        ( 2,323,000)       (  1,694,000)
          Inventories                                          859,000        (    902,000)
          Accounts payable                                   1,956,000        (    203,000)
          Accrued compensation                                 595,000        (    283,000)
          Advances from customers                              146,000             553,000
          Prepaid expenses                                      10,000        (    434,000)
                                                            ----------         -----------
                                                             2,771,000        (  2,076,000)

INVESTING ACTIVITY:
     Net purchase of property, plant and equipment         (   300,000)       (  1,030,000)

FINANCING ACTIVITIES:
     (Decrease) increase in notes payable to bank          ( 3,345,000)          2,868,000
     Proceeds from exercise of stock options                        --              12,000
                                                           -----------         -----------
                                                           ( 3,345,000)          2,880,000

Effect of exchange rate changes                                  5,000              17,000
                                                            ----------         -----------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                      (   869,000)       (    209,000)

Cash and cash equivalents at beginning of year               4,066,000           1,103,000
                                                            ----------         -----------

CASH AND CASH EQUIVALENTS
     END OF PERIOD                                          $3,197,000         $   894,000
                                                            ==========         ===========


See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MOORE PRODUCTS CO.
March 31, 1997

Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the Instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date.

Primary earnings per share have been computed using the average number of shares of Common Stock and dilutive Common Stock equivalents (stock options) outstanding during the period and subtracting the Preferred Stock dividends, declared or cumulative even though not declared, from net income. Unless antidilutive, fully diluted earnings per share are computed based upon the assumption that the Preferred Stock shares were converted into Common Stock as of the beginning of the period and no Preferred Stock dividends were paid. The average number of common shares used to compute primary earnings per share were 2,701,990 shares and 2,630,476 shares for the three month periods ended March 31, 1997 and 1996, respectively. The average number of common shares used to compute fully diluted earnings per share were 2,772,355 shares and 2,700,856 shares for the three month periods ended March 31, 1997 and 1996, respectively.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share of $.02 per share for the first quarter ended March 31, 1997 and no change for the first quarter ended March 31, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain reclassifications have been made in prior period's financial statements in order to conform with the current-period basis of presentation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MOORE PRODUCTS CO.
March 31, 1997

Note B - Inventories
--------------------

The components of inventory consist of the following:

                                                   March 31       December 31
                                                     1997            1996
                                                  -----------     -----------
Completed instruments                             $ 4,092,000     $ 4,554,000
Finished parts                                     10,788,000      11,091,000
Work in process                                     4,860,000       4,957,000
Raw material                                          880,000         877,000
                                                  -----------     -----------
                                                  $20,620,000     $21,479,000
                                                  ===========     ===========


Note C - Other Expense
----------------------

The components of other expense consist of the following:

                                                     Three Months Ended
                                                          March 31
                                                  ------------------------
                                                    1997             1996
                                                    ----             ----
Other income                                     ($ 46,000)      ($ 45,000)
Loss on disposal of fixed assets                    75,000              --
Interest expense                                    84,000          95,000
                                                  --------        --------

Total other expense - net                         $113,000        $ 50,000
                                                  ========        ========

Item 2.  Management's Discussion and Analysis of the Results of Operations.
---------------------------------------------------------------------------


When compared with the first quarter of 1996, sales increased $2,663,000 or 8%, due to a higher volume of product shipments. Systems sales were especially strong for the first quarter of 1997. Cost of goods sold increased in response to the higher sales. As a result of product mix and higher manufacturing costs, gross profit margin percentages declined slightly compared to last year.

Selling, research and development, administrative and general expenses for the first quarter of 1997 increased moderately by $331,000 or 2% compared to the first quarter of 1996. Higher payroll and payroll-related costs were the primary reasons for this increase. The Company has increased staffing levels in sales and product support areas of the organization experiencing higher levels of business activity.

The nontraditional relationship and fluctuation of income tax to pretax income as of March 31, 1997, is the result of mixed operating results in various countries. Statutory rates are applied to pretax income in the United States. Consistent with previous reporting periods, tax benefits for losses incurred by certain international subsidiaries in tax jurisdictions outside the United States have not been fully recognized for financial reporting purposes because the realization of such benefits is not presently considered likely.

Demand for the Company's products and services has continued to outpace 1996. For the first three months of 1997, consolidated orders received by the Company were approximately 17% higher than for the corresponding period in 1996. The consolidated backlog of unshipped orders as of March 31, 1997 was $46,634,000 compared to $35,348,000 as of March 31, 1996.

Improved operating results and working capital management have reduced the Company's dependence on external financing. Cash generated from operations was $2,771,000 for the first quarter of 1997 compared to $2,076,000 of cash used in operations for the corresponding quarter last year. Investment in new plant and equipment has been held to $300,000 compared to $1,030,000 in the first quarter of 1996. It is expected that cash requirements for the year will continue to be met from operations and approximately $16,000,000 of established credit facilities.

                           PART II. OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

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

Traditionally, the Company has paid cash dividends on both its Common and Preferred Shares quarterly, and that practice continued through the first quarter of 1993. However, in recognition of the difficult business climate, no dividends on either Preferred or Common Shares have been paid or declared and set aside for payment since March 1, 1993, and it is uncertain when the payment of dividends will recommence. The cumulative arrearage in Preferred Share dividends through the end of the Company's first quarter of 1997 (calculated on a quarterly basis) was $35,190.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a)   Exhibits:

Exhibit
Number                         Description
-------         -----------------------------------------------
     27         Financial Data Schedule.
                (Schedule submitted in electronic format only.)


                                  -------------


(b) No reports on Form 8-K have been filed during the most recently completed fiscal quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                MOORE PRODUCTS CO.


Dated:  May 12, 1997            By:  /s/ R. E. Wisniewski
                                   ---------------------------------------------
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)