Form 10-Q
period 1997-06-30
MOORE PRODUCTS CO
filed 1997-08-12
CIK 67975

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         June 30, 1997
                                                       -------------
                                       OR


[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              ------------------------    --------------------

Commission file number          0-545
                                -----


                               Moore Products Co.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Pennsylvania                                       23-1427830
----------------------------------                    ------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


         Spring House, PA                                        19477
---------------------------------------                      -------------
(Address of principal executive offices)                       (Zip Code)

(Registrant's telephone number, including area code)  (215) 646-7400
                                                      --------------

                                 Not applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X .    No   .
                                      ---       ---

As of July 31, 1997, the number of shares of Registrant's Common Stock outstanding was 2,586,572.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                               MOORE PRODUCTS CO.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                   June 30
                                                                       ----------------------------
                                                                           1997           1996
                                                                           ----           ----
Net sales                                                              $75,715,000      $71,123,000

Cost of products sold                                                   43,111,000       41,342,000
                                                                       -----------      -----------

Gross profit                                                            32,604,000       29,781,000

Selling, research and development, administrative
     and general expenses (Notes C & D)                                 29,513,000       28,330,000
                                                                       -----------      -----------

Income from operations                                                   3,091,000        1,451,000

Other income                                                                63,000           62,000
Interest expense                                                          (167,000)        (253,000)
                                                                       -----------      -----------

Income before income taxes                                               2,987,000        1,260,000

Income tax provision                                                       884,000          972,000
                                                                       -----------      -----------

     Net income                                                        $ 2,103,000      $   288,000
                                                                       ===========      ===========

Earnings per common share:
     Primary                                                                 $ .78            $ .11
                                                                             =====            =====
     Fully diluted                                                           $ .76            $ .11
                                                                             =====            =====


See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                 June 30
                                                                       ----------------------------
                                                                           1997           1996
                                                                           ----           ----
Net sales                                                              $37,897,000      $35,968,000

Cost of products sold                                                   21,339,000       21,337,000
                                                                       -----------      -----------

Gross profit                                                            16,558,000       14,631,000

Selling, research and development, administrative
     and general expenses (Notes C & D)                                 15,023,000       14,170,000
                                                                       -----------      -----------

Income from operations                                                   1,535,000          461,000

Other income                                                                93,000           17,000
Interest expense                                                           (83,000)        (158,000)
                                                                       -----------       ----------

Income before income taxes                                               1,545,000          320,000

Income tax provision                                                       497,000          261,000
                                                                       -----------       ----------

     Net income                                                        $ 1,048,000       $   59,000
                                                                       ===========       ==========



Earnings per common share:
     Primary                                                                 $ .39            $ .02
                                                                             =====            =====
     Fully diluted                                                           $ .38            $ .02
                                                                             =====            =====




See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         June 30             December 31
ASSETS                                                                    1997                  1996
                                                                      -----------            -----------
CURRENT ASSETS                                                        (Unaudited)              (Note A)
     Cash and cash equivalents                                        $ 4,736,000            $ 4,066,000
     Trade accounts receivable                                         32,106,000             30,541,000
     Inventories                                                       21,611,000             21,479,000
     Prepaid expenses and deferred taxes                                3,693,000              3,608,000
                                                                      -----------            -----------
              TOTAL CURRENT ASSETS                                     62,146,000             59,694,000

PROPERTY, PLANT AND EQUIPMENT                                          58,940,000             58,183,000
Less:  Accumulated depreciation                                       (43,034,000)           (41,639,000)
                                                                      -----------            -----------
                                                                       15,906,000             16,544,000

OTHER ASSETS                                                           10,773,000              9,809,000
                                                                      -----------            -----------
                                                                      $88,825,000            $86,047,000
                                                                      ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable to bank                                            $        --            $ 4,230,000
     Accounts payable                                                  15,226,000             12,370,000
     Accrued compensation                                               3,447,000              2,638,000
     Advances from customers                                            6,545,000              5,129,000
                                                                      -----------            -----------
TOTAL CURRENT LIABILITIES                                              25,218,000             24,367,000

OTHER LIABILITIES                                                       7,126,000              7,126,000

STOCKHOLDERS' EQUITY
     Preferred Stock, 5% cumulative, voting
     and convertible, par value $1 per share:
          Authorized - 325,000 shares
          Issued and outstanding - 175,950 shares                         176,000                176,000
     Common Stock, par value $1 per share:
          Authorized - 7,500,000 shares
          Issued and outstanding - 2,585,972
            shares and 2,585,972 shares                                 2,586,000              2,586,000
     Capital in excess of par value                                    10,885,000             10,885,000
     Retained earnings                                                 42,834,000             40,907,000
                                                                      -----------            -----------
          TOTAL STOCKHOLDERS' EQUITY                                   56,481,000             54,554,000
                                                                      -----------            -----------
                                                                      $88,825,000            $86,047,000
                                                                      ===========            ===========



See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Six Months Ended
                                                                                 June 30
                                                                     -------------------------------
OPERATING ACTIVITIES:                                                      1997               1996
                                                                           ----               ----
     Net income                                                       $ 2,103,000         $   288,000
     Noncash (income) expenses:
          Depreciation                                                  1,749,000           1,704,000
          Deferred income taxes                                          (133,000)            183,000
          Pension and other postretirement
                benefits (Note C)                                        (964,000)         (1,674,000)

     Changes in operating assets and liabilities:
          Trade accounts receivable                                    (1,565,000)             32,000
          Inventories                                                    (132,000)         (1,113,000)
          Accounts payable                                              2,856,000             674,000
          Accrued compensation                                            809,000            (222,000)
          Advances from customers                                       1,416,000             555,000
          Prepaid expenses                                                 48,000             454,000
                                                                     ------------         -----------
                                                                        6,187,000             881,000

INVESTING ACTIVITY:
     Net purchase of property, plant and equipment                     (1,197,000)         (1,946,000)

FINANCING ACTIVITIES:
     (Decrease) increase in notes payable to bank                      (4,230,000)          2,198,000
     Proceeds from exercise of stock options                                  ---              12,000
                                                                     ------------         -----------
                                                                       (4,230,000)          2,210,000

Effect of exchange rate changes                                           (90,000)             31,000
                                                                     ------------         -----------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                                     670,000           1,176,000

Cash and cash equivalents at beginning of year                          4,066,000           1,103,000
                                                                     ------------         -----------

CASH AND CASH EQUIVALENTS
     END OF PERIOD                                                     $4,736,000         $ 2,279,000
                                                                     ============         ===========




See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MOORE PRODUCTS CO.
June 30, 1997

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the Instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date.

Primary earnings per share have been computed using the average number of shares of Common Stock and dilutive Common Stock equivalents (stock options) outstanding during the period and subtracting the Preferred Stock dividends, declared or cumulative even though not declared, from net income. Unless antidilutive, fully diluted earnings per share are computed based upon the assumption that the Preferred Stock shares were converted into Common Stock as of the beginning of the period and no Preferred Stock dividends were paid. The average number of common shares used to compute primary earnings per share were 2,691,450 shares and 2,621,963 shares for the six month periods ended June 30, 1997 and 1996, respectively; and 2,678,359 shares and 2,613,595 shares for the three month periods ended June 30, 1997 and 1996, respectively. The average number of common shares used to compute fully diluted earnings per share were 2,761,739 shares and 2,692,191 shares for the six month periods ended June 30, 1997 and 1996, respectively; and 2,750,495 shares and 2,687,783 shares for the three month periods ended June 30, 1997 and 1996, respectively.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in increases in primary earnings per share of $.03 per share and $.01 per share for the six and three month periods ended June 30, 1997 and no change for the six and three month periods ended June 30, 1996.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MOORE PRODUCTS CO.
June 30, 1997


Note A - Basis of Presentation (continued)

The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain reclassifications have been made in prior period's financial statements in order to conform with the current-period basis of presentation.

Note B - Inventories

The components of inventory consist of the following:

                                                  June 30            December 31
                                                   1997                 1996
                                               -----------           -----------

Completed instruments                          $ 4,291,000           $ 4,554,000
Finished parts                                  10,396,000            11,091,000
Work in process                                  6,224,000             4,957,000
Raw material                                       700,000               877,000
                                               -----------           -----------
                                               $21,611,000           $21,479,000
                                               ===========           ===========

Note C - Gain from Early Retirement Program

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

Item 2.  Management's Discussion and Analysis of the Results of Operations.


When compared with the same periods in 1996, sales for the six months ended June 30, 1997, increased $4,592,000 or 6% and for the three months ended June 30, 1997, increased $1,929,000 or 5%, the result of a higher volume of products shipped. Control Systems sales continue to be the primary reason for the overall sales increases in the current year. Cost of goods sold increased in response to the higher sales but were also affected by product mix and reduced manufacturing costs. As a result, gross profit margins improved from 1996 to 1997.

Selling, research and development, administrative and general expenses increased approximately 4% and 6%, respectively, in the six and three month periods ended June 30, 1997, compared to the same periods last year. Higher payroll and payroll-related costs were the primary reasons for this increase. The Company continues to operate at increased staffing levels in the sales and support areas of the organization which are experiencing a higher volume of business activity.

Included in selling, research and development, administrative and general expenses for the six months and three months ended June 30, 1996, is a $1,300,000 gain resulting from the settlement of pension benefits relating to an early retirement offer. In addition, the Company recorded a loss of $1,000,000 for write-off of assets related to an international joint-venture.

The nontraditional relationship of income tax to pretax income as of June 30, 1997, is the result of improved operating results in countries for which loss benefit carryovers are available. Statutory rates are applied to pretax income in the United States. Consistent with previous reporting periods, tax benefits for losses incurred by certain international subsidiaries in tax jurisdictions outside the United States have not been fully recognized for financial reporting purposes because the realization of such benefits is not presently assured.

Demand for the Company's products and services has continued to exceed 1996. For the first six months of 1997, consolidated orders received by the Company were approximately 5% higher than for the corresponding period in 1996. The consolidated backlog of unshipped orders as of June 30, 1997, was $46,531,000 compared to $40,493,000 as of June 30, 1996.

Improved operating results and working capital management have reduced the Company's dependence on external financing. Cash generated from operations was $6,187,000 for the first 6 months of 1997 compared to $881,000 in the first half of 1996. Investment in new plant and equipment was $1,197,000 compared to $1,946,000 in the first half of 1996. It is expected that cash requirements for the year will continue to be met from operations and existing credit facilities.

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

Traditionally, the Company has paid cash dividends on both its Common and Preferred Shares quarterly, and that practice continued through the first quarter of 1993. No dividends on either Preferred or Common Shares have been paid since March 1, 1993. At its meeting on July 24, 1997, the Company's Board of Directors authorized the resumption of quarterly dividends on the Company's Preferred Shares and declared a quarterly dividend of $.0125 per share on the Preferred Shares (and also declared and authorized the payment of all cumulative dividend arrearages, aggregating $37,389, or $.2125 per Preferred Share), all payable September 2, 1997 to Preferred Shareholders of record on August 15, 1997. No dividend was declared on the Common Shares.


Item 4.  Submission of Matters to a Vote of Security Holders.

On May 1, 1997, the Registrant held its Annual Meeting of Shareholders at which time three directors were elected to serve for terms expiring in 2001. The tabulation of votes with respect to each nominee was as follows: Robert B. Adams, For - 3,154,560, Withheld - 5,869; Edward T. Hurd, For - 3,157,675,
Withheld - 2,754; Edwin G. Rorke, For - 3,155,513, Withheld - 4,916.

In addition, the Shareholders approved a proposal for adoption of the 1997 Non-Employee Directors' Equity Incentive Plan, with tabulated votes as follows:
For - 2,649,740, Against - 455,739, Abstain - 34,362; and a proposal to amend the Company's 1994 Incentive Stock Option and Non-qualified Stock Option Plan to make non-employee consultants under contract with the Company eligible to receive options under the Plan, with tabulated votes as follows: For - 2,814,926, Against - 282,199, Abstain - 33,319.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits:

Exhibit
Number                                          Description
-------                                         -----------
  27                           Financial Data Schedule.
                               (Schedule submitted in electronic format only.)

                              ----------------------

(b) No reports on Form 8-K have been filed during the most recently completed fiscal quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               MOORE PRODUCTS CO.





Dated:  August 11, 1997                        By:  /s/ R. E. Wisniewski
                                                   -----------------------------
                                                   Secretary and Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)