Form 10-Q
period 1997-09-30
MOORE PRODUCTS CO
filed 1997-11-14
CIK 67975

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1997
                               -------------------------------------------------

                                       OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                               --------------------   --------------------------

Commission file number          0-545
                       ----------------------


                               Moore Products Co.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Pennsylvania                                           23-1427830
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


          Spring House, PA                                          19477
---------------------------------------                           ----------
(Address of principal executive offices)                          (Zip Code)


(Registrant's telephone number, including area code)      (215) 646-7400
                                                    ----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .
                                      --      --

As of October 31, 1997, the number of shares of Registrant's Common Stock outstanding was 2,588,828.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                               MOORE PRODUCTS CO.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Nine Months Ended
                                                            September 30
                                                    ---------------------------
                                                        1997           1996
                                                    ------------  -------------

Net sales                                           $116,138,000   $107,105,000

Cost of sales                                         65,577,000     61,870,000
                                                    ------------   ------------

Gross profit                                          50,561,000     45,235,000

Selling, research and development, administrative
     and general expenses                             44,386,000     43,276,000
Interest expense                                         170,000        363,000
Loss on joint-venture restructuring (Note D)                --        1,000,000
Gain from early retirement program (Note C)                 --       (1,300,000)
Other income                                            (147,000)       (93,000)
                                                    ------------   ------------

Income before income taxes                             6,152,000      1,989,000

Income tax provision                                   2,262,000      1,349,000
                                                    ------------   ------------

     Net income                                     $  3,890,000   $    640,000
                                                    ============   ============



Earnings per common share:
     Primary                                            $1.44          $.24
                                                        =====          ====
     Fully diluted                                      $1.40          $.24
                                                        =====          ====




See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                            September 30
                                                   ----------------------------
                                                       1997            1996
                                                   ------------    ------------

Net sales                                          $ 40,423,000    $ 35,982,000

Cost of sales                                        22,466,000      20,528,000
                                                   ------------    ------------

Gross profit                                         17,957,000      15,454,000

Selling, research and development, administrative
     and general expenses                            14,873,000      14,646,000
Interest expense                                          3,000         110,000
Other income                                            (84,000)        (31,000)
                                                   ------------    ------------

Income before income taxes                            3,165,000         729,000

Income tax provision                                  1,378,000         377,000
                                                   ------------    ------------

     Net income                                    $  1,787,000    $    352,000
                                                   ============    ============

Earnings per common share:
     Primary                                            $.66           $.13
                                                        ====           ====
     Fully diluted                                      $.64           $.13
                                                        ====           ====




See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    September 30    December 31
ASSETS                                                  1997          1996
                                                   ------------    ------------
CURRENT ASSETS                                      (Unaudited)       (Note A)
     Cash and cash equivalents                     $  4,622,000    $  4,066,000
     Trade accounts receivable                       33,926,000      30,541,000
     Inventories                                     21,806,000      21,479,000
     Prepaid expenses and deferred taxes              3,715,000       3,608,000
                                                   ------------    ------------
              TOTAL CURRENT ASSETS                   64,069,000      59,694,000

PROPERTY, PLANT AND EQUIPMENT                        59,436,000      58,183,000
Less:  Accumulated depreciation                     (43,758,000)    (41,639,000)
                                                   ------------    ------------
                                                     15,678,000      16,544,000

OTHER ASSETS                                         11,035,000       9,809,000
                                                   ------------    ------------
                                                   $ 90,782,000    $ 86,047,000
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable to bank                         $       --      $  4,230,000
     Accounts payable                                15,046,000      12,370,000
     Accrued compensation                             4,100,000       2,638,000
     Advances from customers                          6,471,000       5,129,000
                                                   ------------    ------------
TOTAL CURRENT LIABILITIES                            25,617,000      24,367,000

OTHER LIABILITIES                                     7,126,000       7,126,000

STOCKHOLDERS' EQUITY
     Preferred Stock, 5% cumulative, voting
     and convertible, par value $1 per share:
          Authorized - 325,000 shares
          Issued and outstanding - 175,950 shares       176,000         176,000
     Common Stock, par value $1 per share:
          Authorized - 7,500,000 shares
          Outstanding - 2,588,728 shares
            and 2,585,972 shares                       2,589,000      2,586,000
     Capital in excess of par value                   10,923,000     10,885,000
     Retained earnings                                46,051,000     42,200,000
     Foreign currency translation adjustments         (1,700,000)    (1,293,000)
                                                    ------------   ------------
          TOTAL STOCKHOLDERS' EQUITY                  58,039,000     54,554,000
                                                    ------------   ------------
                                                    $ 90,782,000   $ 86,047,000
                                                    ============   ============


See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Nine Months Ended
                                                             September 30
                                                     --------------------------

                                                        1997            1996
                                                     -----------    -----------
OPERATING ACTIVITIES:
Net income                                           $ 3,890,000    $   640,000
Noncash (income) expenses:
     Depreciation                                      2,619,000      2,564,000
     Deferred income taxes                              (209,000)       208,000
     Pension and other postretirement
           benefits (Note C)                          (1,226,000)    (1,861,000)

Changes in operating assets and liabilities:
     Trade accounts receivable                        (3,385,000)     1,051,000
     Inventories                                        (327,000)    (1,612,000)
     Accounts payable                                  2,676,000     (1,146,000)
     Accrued compensation                              1,462,000         44,000
     Advances from customers                           1,342,000      2,202,000
     Prepaid expenses                                    102,000        435,000
                                                     -----------    -----------
                                                       6,944,000      2,525,000

INVESTING ACTIVITY:
     Net purchase of property, plant and equipment    (1,904,000)    (2,578,000)

FINANCING ACTIVITIES:
     Decrease in notes payable to bank                (4,230,000)      (176,000)
     Proceeds from exercise of stock options              41,000         12,000
     Dividends paid on Preferred Stock                   (39,000)          --
                                                     -----------    -----------
                                                      (4,228,000)      (164,000)

Effect of exchange rate changes                         (256,000)        44,000
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                    556,000       (173,000)

Cash and cash equivalents at beginning of year         4,066,000      1,103,000
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS
     END OF PERIOD                                   $ 4,622,000    $   930,000
                                                     ===========    ===========


See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MOORE PRODUCTS CO.
September 30, 1997

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the Instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date.

Primary earnings per share have been computed using the average number of shares of Common Stock and dilutive Common Stock equivalents (stock options) outstanding during the period and subtracting the Preferred Stock dividends, declared or cumulative even though not declared, from net income. Unless antidilutive, fully diluted earnings per share are computed based upon the assumption that the outstanding shares of Preferred Stock were converted into Common Stock as of the beginning of the period and that no Preferred Stock dividends were paid. The average number of common shares used to compute primary earnings per share were 2,691,563 shares and 2,620,191 shares for the nine month periods ended September 30, 1997 and 1996, respectively; and 2,690,534 shares and 2,617,204 shares for the three month periods ended September 30, 1997 and 1996, respectively. The average number of common shares used to compute fully diluted earnings per share were 2,777,128 shares and 2,690,446 shares for the nine month periods ended September 30, 1997 and 1996, respectively; and 2,780,452 shares and 2,687,885 shares for the three month periods ended September 30, 1997 and 1996, respectively.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is effective for financial statements issued for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in increases in primary earnings per share of $.06 per share and $.03 per share for the nine and three month periods ended September 30, 1997 and no material change for the nine and three month periods ended September 30, 1996.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MOORE PRODUCTS CO.
September 30, 1997


Note A - Basis of Presentation (continued)

The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain reclassifications have been made in prior periods' financial statements in order to conform with the current-period basis of presentation.

Note B - Inventories

The components of inventory consist of the following:

                                             September 30          December 31
                                                 1997                  1996
                                             -----------           -----------
Completed instruments                        $ 4,346,000           $ 4,554,000
Finished parts                                 9,704,000            11,091,000
Work in process                                7,216,000             4,957,000
Raw material                                     540,000               877,000
                                             -----------           -----------
                                             $21,806,000           $21,479,000
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Sales for the third quarter of 1997 were $40,423,000 compared to $35,982,000 for the same period last year, a 12% increase. Year to date sales for the nine months ended September 30, 1997 were $116,138,000 compared to $107,105,000 for the same period last year, an 8% increase. These increases are primarily attributed to sales of control systems in the United States and the United Kingdom.

Order bookings for the third quarter of fiscal 1997 were $42,300,000 compared to $36,100,000 for the same period last year, a 15% increase. Year-to-date order bookings grew by 9% to $120,000,000 from $109,800,000 last year. These increases are primarily attributed to orders placed for control systems products and services. The consolidated backlog of unshipped orders as of September 30, 1997 was $47,900,000 compared to $39,800,000 as of September 30, 1996.

Gross profit for the quarter was $17,957,000, or 44% of sales, compared to $15,454,000, or 43% of sales, for the third quarter of 1996. Gross profit year-to-date was $50,561,000, or 44% of sales, compared to $45,235,000, or 42% of sales, in 1996. Both the quarter and year-to-date increases in gross margin percentages were attributable to higher levels of sales and production volume, and improved manufacturing efficiencies.

Selling, research and development, administrative and general expenses for the quarter were $14,873,000, or 37% of sales, compared to $14,646,000, or 41% of sales, in 1996. Such expenses year-to-date were $44,386,000, or 38% of sales, compared to $43,276,000, or 40% of sales, in 1996. The percent to sales decrease in these expenses was due to the substantially fixed nature of these expenses and the higher sales volume. The amount of increase in these expenses was attributed to higher payroll-related costs and selling expenses needed to support the Company's growth.

The 1996 nine month operating results included a $1,300,000 gain resulting from the settlement of pension benefits relating to an early retirement offer and a $1,000,000 loss due to the write-off of assets related to a joint venture in Brazil.

Interest expense for the third quarter of 1997 was $3,000 compared to $110,000 for the third quarter last year. Interest expense year-to-date was $170,000 compared to $363,000 in 1996. The decrease from last year was attributed to a reduction in borrowing levels in 1997.

The Company's year-to-date effective tax rate was 37% of pre-tax income compared to 68% for the first nine months of 1996. The fluctuation in the rates was attributable to a changing mix of operating results in countries for which loss benefit carryovers are available. Statutory rates are applied to pretax income in the United States. Consistent with previous reporting periods, tax benefits for losses incurred by certain international subsidiaries in tax jurisdictions outside the United States have not been fully recognized for financial reporting purposes because the realization of such benefits is not presently assured.

Net income for the third quarter ended September 30, 1997 was $1,787,000 or $0.66 per share compared to net income of $352,000 or $0.13 per share for the third quarter of 1996. For the nine months ended September 30, 1997, net income was $3,890,000 or $1.44 per share. This compares with net income of $640,000 or $0.24 per share for the same period last year. The increased net income for the quarter and year-to-date was driven by higher volume of shipments.

Liquidity and Capital Resources

Cash and cash equivalents increased during the first nine months of 1997 by $556,000 primarily from $6,944,000 of cash generated from operations, offset by a $4,230,000 payoff of bank borrowings and $1,904,000 in capital expenditures. Capital expenditures related primarily to personal computers and network hardware in support of ongoing product development and sales promotion.

The Company generated $6,944,000 in cash from operations for the first nine months of 1997. The $5,074,000 in cash generated from net income before non-cash income and expenses was offset by net increases in other elements of working capital, especially trade accounts receivable and accounts payable, in response to the growth in sales volume.

Cash and cash equivalents which amounted to $4,622,000 at September 30, 1997 are expected to be used to fund working capital needs and further capital expenditures. The Company had no outstanding advances under credit arrangements at September 30, 1997. While the Company does not anticipate utilizing advances from current bank lines of credit for the balance of 1997, it is expected that current revolving credit facilities of approximately $16,000,000 will be extended beyond the current terms for one year.

Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The basic earnings per share as defined by SFAS No. 128 for net income for the three and nine month periods ending September 30, 1997 would have been $0.69 and $1.50, respectively. Basic income per share for the three and nine month periods ending September 30, 1996 would not change from amounts previously reported. The diluted earnings per share as defined by SFAS No. 128 approximates the historically presented earnings per share.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits:

 Exhibit
 Number                               Description
 ------                               ------------
  3 (i)      Restated Articles of Incorporation.

  10a* 1994 Incentive Stock Option and Non-qualified Stock Option Plan, as amended.

  10b*       1997 Non-Employee Directors' Equity Incentive Plan.

   27        Financial Data Schedule.
             (Schedule submitted in electronic format only.)


*  Indicates a management contract, arrangement or compensatory plan.


                              --------------------

     (b) No reports on Form 8-K were filed during the most recently completed fiscal quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     MOORE PRODUCTS CO.


Dated: November 13, 1997             By: /s/ R. E. Wisniewski
                                        ------------------------------------
                                     As Secretary and Treasurer and as
                                     Principal Financial and Accounting Officer