Form 10-K
period 1997-12-31
MOORE PRODUCTS CO
filed 1998-03-27
CIK 67975

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997.
                          ------------------

Commission file no. 0-545.
                    ------

                                 Moore Products Co.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       Pennsylvania                                      23-1427830
------------------------                    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

        Spring House, Pennsylvania                          19477-0900
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (215) 646-7400
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $1 Par Value
                           --------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The aggregate market value of voting stock held by nonaffiliates of the Registrant (as explained on page 9) as of March 12, 1998, was approximately $47,500,000.

Common stock outstanding at March 12, 1998, was 2,604,581 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held May 1, 1998, are incorporated by reference into Part III of this report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     This annual report contains various forward-looking statements and includes assumptions concerning Moore's operations, future results and prospects. These forward-looking statements are based on current expectations and subject to risks and uncertainties. Moore does not undertake any obligation to publicly release the results of any revisions that may be made to these forward-looking statements to reflect any future events or circumstances.

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Moore provides this cautionary statement identifying important factors that, among others, could cause the actual results and events to differ materially from those set forth in or implied by forward-looking statements and related assumptions. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of global economic conditions; the impact of competitive products and pricing; product development and technological difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business conditions; and changes in government laws and regulations, including taxes.

                                     PART I

Item 1.  Business.

     Moore Products Co. ("Moore") was originally organized in 1940 as a partnership and incorporated in the Commonwealth of Pennsylvania in December 1953.
     Moore is in the business that develops, manufactures, sells, and supports advanced technology automation and products used in the measurement and control of industrial and manufacturing processes. These include a broad range of technologically advanced control systems and components, industrial controls and instrumentation, dimensional measuring gages, and high-precision metrology calibration systems. Many of Moore's products are of standard design and are sold from stock or integrated as standard components into larger process control systems; some products are custom engineered and manufactured to order.

     Industrial instruments measure and control process variables such as temperature, pressure, flow of liquid or gas, liquid level, and others found in industries, such as chemical, pharmaceutical, pulp and paper, and power and utility. Metrology products, dimensional gages, and statistical process control systems verify critical measurements and are used in quality-related applications in high-precision calibration laboratories and in the manufacture of precision and discrete parts such as is found in the automotive industry.

     In recent years Moore has seen significant sales growth in control systems and services and large scale measurement systems. Process control systems typically consist of multiple process control loops, in which field instruments measure process control variables at frequent intervals. The field instrument sends process variable measurement information from a specific point in the process through a communications network to a controller device. The controller compares the process variable information with specific operating parameters and calculates a control response (such as opening or closing a valve) to achieve a desired result. This response is sent to a remotely located field control device. That device executes the controller's calculated response and sends confirmation of the action back to the control device and to an operator monitoring station. Moore's range of products covers the full span of process control loop activity. Moore's field instruments include pressure and temperature transmitters - controllers sold under the trade name XTC(R) and fluidic flowmeters. Stand-alone control devices and data acquisition stations include the Model 351 Triple-Loop Controller; Model 352 Single-Loop Controller; and newer generation APACS(R) 353 unit controller and APACS 354 Universal Control Station. Process data acquisition and storage are handled by traditional paper strip chart recorders and newer LCD display recorders under the trade name VIEWPAC(TM). Moore's most sophisticated control products include the APACS process control systems and QUADLOG(R) safety systems. These products, including a combination of hardware and software, provide customers with maximum plant-wide process automation capabilities. These systems also require a higher level of support in the form of engineering services, customer training and periodic upgrades.

     Moore uses digital electronic, analog electronic, pneumatic and software technologies in the design of its products and does not specialize in one particular technology.

     Significant product advancements over the past year include the introduction of a family of software products called APACS ProcessSuite(TM) which is based on the Windows NT operating environment. An addition to the market-leading single-loop controller family was the APACS 354 Universal Control Station capable of delivering smaller scale integrated systems. Also, a new generation of measurement and analysis instrumentation was introduced for complex manual and automatic dimensional measurement applications, under the trade name MPACS(TM).

     The business of Moore is primarily capital equipment. As such, it is subject to the cyclical nature of commitments to new or replacement manufacturing facilities and equipment by the industries that it serves. The business of Moore is not generally seasonal, but from time to time follows a pattern of higher shipments in the second half of the calendar year, in response to customers' capital expenditure cycles.

Markets:

     The principal markets for Moore's products are the batch and continuous process industries (including chemical, pulp and paper, power and utility, pharmaceuticals, oil and gas, metals, synthetic fiber, and food and beverage), precision discrete parts manufacturing industries (including machine tool, aeronautical and automotive), and calibration laboratories. Certain of Moore's systems products are sold in significant dollar amounts as part of major customer projects. Changes in quarterly and annual sales can be significantly influenced by the shipment of these orders.

Sales and Distribution:

     Moore's United States sales are made primarily through factory-trained employees of its own organization, located in its sales offices in 37 cities. Moore also markets its products through other independent channels, such as engineering integrators, original equipment manufacturers, sales representatives and integrated supply distributors. Some customers in Moore's industry, as in many other markets, are consolidating their supplier base and are entering into strategic business relationships or alliances.

     International sales and customer support are handled through a combination of 10 subsidiaries and approximately 110 sales representatives appointed by Moore or its subsidiaries strategically located throughout the world. Sales in Canada and Europe are made through Moore's wholly-owned or majority-owned Canadian, English, Dutch, Italian, French and Mexican subsidiaries, Moore Products Co. (Canada) Inc., Moore Products Co. (U.K.) Limited, Moore Products Co. B.V., Moore Products Co. (Italia) S.r.l., Moore Products Co. (France) SARL, and Moore Products de Mexico S.A. de C.V. Sales in the Asia/Pacific region are also supported through wholly-owned subsidiaries in Australia and Singapore by Moore Products Co. (Australia) Pty. Ltd. and Moore Products Co (S) Pte Ltd. Sales in India and South Africa are made through jointly-owned subsidiaries, Moore Controls Pvt. Limited and Moore Controls S.A. (Pty.) Ltd., respectively.

Raw Materials and Components:

     In its manufacturing operation, Moore uses common metals (aluminum, brass, stainless steel), various synthetic materials, forgings and castings, and electronic components. Moore is experiencing no significant shortages in raw materials at this time which would be expected to have a serious effect on the delivery aspect of Moore's business, although occasional disruption in the availability of certain electronic components can impact the scheduled manufacture and shipment of some products. In most instances, Moore has more than one source of supply for its material requirements.

Patents, Trademarks, and Licenses:

     Moore applies for patents on inventions and developments which it considers clearly patentable and desirable with respect to its products. As of December 31, 1997, Moore owned several unexpired United States patents and unexpired international patents, none of which are considered individually to be material to its business.

     Considered to be of greater importance to its business is Moore's "know-how" in manufacturing products, including those covered by patents which have expired. Moore has from time to time granted "know-how" licenses to others, and has been licensed by others, to manufacture certain products, but none of these licenses are believed to be material to Moore. In addition, Moore has distribution and/or license rights of varying terms in hardware and software products developed by other companies, some of whom are regarded as competitors. In the judgment of management, such rights are adequate for the conduct of the business being done by Moore.

     Several of Moore's products are sold under trademarks, some of which are registered. Examples of these include "PROCESSSUITE(TM)", "THE SAFETY PLC(TM)", "VIEWPAC(TM)", "FIELDPAC(TM)", "QUADLOG(R)", APACS(R)", "XTC(R)", "LABMASTER(R)", and "LASERULER(R)". In addition Moore conducts business under the registered trademarks of "MOORE(R)" in block letters and logo form, "PRATT & WHITNEY(R)" and "P&W(R)" in logo form, which provide unique identity within its industry.

Backlog:

     As of December 31, 1997, Moore had a total consolidated backlog of orders, believed by it to be firm, amounting to $38,344,000. Moore expects that substantially all such orders will be filled within the current fiscal year. As of December 31, 1996, Moore had a total consolidated backlog of orders amounting to $46,110,000. The lower backlog at December 31, 1997, was primarily due to a concentration of scheduled customer shipments in the fourth quarter of 1997.

Competition:

     The process measurement and control industry is highly competitive and subject to technological changes in both hardware and software development. Moore is a medium-sized company offering measurement and control solutions for manufacturing processes including continuous, batch, and discrete parts manufacturing. It is one of a limited number of companies in the United States with the capability to bid as manufacturer for complete process instrumentation projects, such as the instrumentation of a chemical plant, an oil refinery, or a paper mill. Competition in Moore's industry has intensified as markets, customers and competitors have become increasingly international in their focus. Moore has attempted to maintain its position in the industry by the quality and performance of its existing products and technical innovation of new product developments so as to provide customers with greater functionality and reliability than are available from competitors. Relative price/performance, product features, availability, service and support also are important factors.

     Moore's principal competitors in the industry, most of whom are considerably larger than Moore, are The Foxboro Company, a SIEBE Company; ABB Process Automation, Inc., and ABB Kent-Taylor Inc., two divisions of ABB Asea Brown Boveri, Inc.; Elsag Bailey Process Automation N.V.; the Industrial Automation and Control Division of Honeywell, Inc.; Fisher-Rosemount, a unit of Emerson Electric Co.; Marposs Gauges Corp.; and Illitron Division of ITW.

Research Activities:

     Moore's products provide for integration of several complex technologies including but not limited to electronics, physics, mechanical design and software. Research and development has consistently been a central strategic commitment. Moore views continued investment in new product development and product enhancements as a significant factor to long-range success. Approximately $11,097,000 was spent during 1997, $11,416,000 during 1996, and $9,989,000 during 1995 on company-sponsored research activities relating to the development of new products or the improvement of existing products. These amounts represent 6.8%, 8.0% and 8.3%, respectively, of total revenues. The amount spent on customer-sponsored research activity was not significant in any of the years covered. No costs associated with the development of software products are capitalized.

     Many of Moore's products are developed on an "open" platform that enables them to be linked to other manufacturers' control products and systems. However, maximum functionality and advanced control capabilities are delivered to customers by linking Moore's field instruments and control systems using specially designed software and configuration tools that Moore believes are technologically superior to others available on the market.

     During the past several years, Moore has introduced new product offerings and enhancements intended to provide advanced technological solutions to industries seeking efficient control of their manufacturing processes. These products range from remote field transmission and control devices to sophisticated microcomputer-based control systems including both hardware and software products. Moore's products are linked through a standard industry communication protocol and are custom configured to meet unique requirements of specific customers. Many of these products have been formally recognized with industry awards for their innovation and leading technology. Increased sales volume in the past year is attributed to customer acceptance of these newer products.

Environment:

     Compliance with federal, state, and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment is not expected to have a material effect on the capital expenditures, earnings, or competitive position of Moore and its subsidiaries. Moore's involvement in environmental actions, to date, has been limited to situations where a former licensed waste hauler or a reprocessor of manufacturing byproducts allegedly disposed of de minimis quantities of waste materials from Moore's United States plant to several sites in an unacceptable manner. In these instances Moore has been named as a "potentially responsible party." Annual cash outlays in each of the past two years for claims and assessments relating to these matters have been less than $100,000. In several instances Moore's general liability insurance carrier has agreed to fund any settlements or legal defense costs. In instances where insurance carriers have denied coverage, Moore has estimated its probable liability in consultation with legal counsel. Moore has accrued approximately $350,000 for situations where insurance coverage has been denied.

Management believes that such proceedings are not material to its business or financial condition and that it has adequately provided accruals for ultimate liability to be paid as a result of these actions.

Number of Employees:

     Moore and its subsidiaries had approximately 1,230 employees as of December 31, 1997.

Foreign and Domestic Operations and Export Sales:

     Financial information concerning domestic and foreign operations appears in Note L in the "Notes to Consolidated Financial Statements" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as part of this report.

Item 2.  Properties.

     Moore's principal manufacturing facility and corporate office are contained in a modern steel and masonry building of approximately 374,000 square feet located on 154 acres in Spring House, Montgomery County, Pennsylvania. The building and land at this facility are owned outright by Moore. Moore's Pratt & Whitney Division owns and occupies an 18,000 square foot office and manufacturing facility in Plainville, Connecticut.

     Moore's Canadian subsidiary, Moore Products Co. (Canada) Inc., is located in a modern plant and office building of approximately 35,000 square feet. The building is located on 89 acres of land in Brampton, Ontario, Canada. Both the building and the land are owned outright by Moore's subsidiary.

     Moore's English subsidiary, Moore Products Co. (U.K.) Limited, is located in a modern plant and office building of approximately 36,000 square feet. The building is located on 5 acres of land in Yeovil, Somerset, England. Both the building and land are owned outright by Moore's subsidiary. Moore Measurement Systems, a division of Moore Products Co. (U.K.) Limited, leases an office and manufacturing facility of approximately 23,000 square feet in Hitchin, Hertfordshire, England.

     The remaining international subsidiaries occupy leased premises. Moore's leases for branch sales offices and international subsidiaries in the aggregate are not material.

     The equipment at Moore's plants, principally machine tools, assembly tools, and automatic testing equipment, some of which was built by Moore itself, is modern and in good condition. Equipment is generally owned outright by Moore.

     Moore believes its facilities are adequate and suitable for its purposes.

Item 3.  Legal Proceedings.

     Moore is party to various legal claims and proceedings that have been initiated or asserted against them in the ordinary course of business, including those pertaining to environmental matters (see Part I "Environment"). It is the opinion of management that any ultimate losses in connection with these matters and resolution of environmental issues will not have a materially adverse effect on net income, financial position or liquidity of Moore.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

Additional Information:

     The following information is furnished in this report pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

Executive Officers of the Registrant:

     Executive officers of Moore are elected annually by the Board of Directors, to serve at the discretion of the Board until their successors are appointed. The names, ages and positions of the executive officers of Moore are listed below along with their business experience during the past five years.

Name, Age and Position                Business Experience During Past Five Years
----------------------                ------------------------------------------

Donald E. Bogle, 52                   Mr. Bogle was elected President and Chief
President and Chief Executive         Executive Officer of Moore Products Co.
Officer                               in October 1997.  From October 1996
                                      through September 1997, he was President of Honeywell Inc., Home and Building
                                      Control. From January 1996 to October
                                      1996, he was Vice President and General
                                      Manager of Honeywell's worldwide Home and Building Control strategic business unit.
                                      From October 1994 to December 1995, he
                                      was Vice President and General Manager of
                                      Honeywell's worldwide Building Control
                                      business. From May 1992 to September
                                      1994, he was Vice President and General
                                      Manager of Honeywell's Industrial
                                      Automation and Control division.

Edward M. Coll, 48                    Mr. Coll was elected Vice President,
Vice President, International         International Sales, in July 1997. Since
Sales                                 1993, he has also held positions as Vice
                                      President, Sales and Marketing, Vice
                                      President and General Manager of the
                                      Systems Division, General Manager of the
                                      Systems Division and National Sales
                                      Manager.

Edward J. Curry, 51                   Mr. Curry was elected Executive Vice
Executive Vice President and          President and Chief Operating Officer in
Chief Operating Officer               September 1995. Prior to the appointment
                                      as Chief Operating Officer, he served as Executive Vice President since 1988.

Robert D. Greenlaw, 39                Mr. Greenlaw was elected Vice President,
Vice President, Customer              Customer Services, in July 1997. Since
Services                              1993, he has held positions as Director,
                                      General Manager, and General Sales
                                      Manager of Moore Measurement Systems.

Name, Age and Positions               Business Experience During Past Five Years
-----------------------               ------------------------------------------

James McDonald, 48                    Mr. McDonald was elected Vice President,
Vice President, North                 North American Sales, in July 1997. Prior
American Sales                        to this appointment, he served as Vice
                                      President, Sales, since May 1992.

William B. Moore, 55                  Mr. Moore was elected Vice Chairman of the
Vice Chairman of the Board            Board and Chief Technology Officer in
and Chief Technology Officer          October 1997. Prior to that appointment,
                                      he served as President and Chief Executive
                                      Officer since 1988.

Robert E. Wisniewski, 44              Mr. Wisniewski was elected Secretary and
Secretary and Treasurer               Treasurer in May 1993. Prior to this
                                      appointment, he held the positions of
                                      Director of Finance and Controller.

                           --------------------------

     For the purposes of calculating the aggregate market value of the shares of the voting stock of Moore held by nonaffiliates, as shown on the cover page of this report, the value of Moore's outstanding preferred stock (which has voting rights and is convertible into common stock but is not publicly traded), which is held entirely by affiliates, has not been included, and it has been assumed that all the other outstanding voting shares (common stock) were held by nonaffiliates except for the shares held or beneficially owned by directors and executive officers of Moore, the Moore Products Co. Pension Plan and by Frances
O. Moore, widow of the late Coleman B. Moore, founder of Moore. However, this should not be deemed to constitute an admission that all directors and executive officers of Moore, the Moore Products Co. Pension Plan and/or Frances O. Moore are, in fact, affiliates of Moore, or that there are not other persons who may be deemed to be affiliates of Moore. Further information concerning shareholdings of executive officers, directors and principal shareholders of Moore is included in Moore's definitive proxy statement filed or to be filed with the Securities and Exchange Commission.

                                     PART II



Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters.

Moore's common stock is traded on The Nasdaq Stock Market under the symbol "MORP." The table below sets forth the reported high and low sales prices of the common stock and the dividends paid during the two most recent fiscal years.



                                           1997                                            1996
                          --------------------------------------          -------------------------------------
                                 Market Price           Cash                     Market Price            Cash
                          ------------------------    Dividends           -------------------------   Dividends
                            High             Low        Paid                High              Low        Paid
---------------------------------------------------------------------------------------------------------------
First quarter             $26.5000        $18.0000     $   .00            $23.0000         $16.2500    $   .00
Second quarter             23.5000         20.7500         .00             19.3750          15.2500        .00
Third quarter              24.5000         21.0000         .00             19.7500          17.3125        .00
Fourth quarter             39.2500         23.3125         .00             19.7500          17.5000        .00
                                                       -------                                         -------

Total year                                             $   .00                                         $   .00
                                                       =======                                         =======

Common stockholders of record on December 31, 1997, totaled approximately 890 based on information obtained from Moore's transfer agent.

Item 6.   Selected Financial Data.


                                                         As Reported for Year Ended December 31
                                         1997             1996           1995              1994           1993
                                        ------------------------------------------------------------------------
                                                    (in thousands of dollars, except per share data)

Net sales                               $164,247        $142,892         $121,037        $100,680       $ 88,059
Income (loss) before
  cumulative effect of
  change in accounting                     6,468           1,278              259          (1,089)        (4,589)
Net income (loss)                          6,468           1,278              259          (1,089)        (4,356)
Total assets                              93,992          86,047           78,193          60,150         57,459
Net income (loss) per share:
  Basic                                    $2.50           $ .49            $ .12           $(.53)        $(2.09)
  Diluted                                   2.31             .47              .12            (.53)         (2.09)
Cash dividends per
  common share                               ---             ---              ---             ---            .06


The net income per share amounts prior to 1997 have been restated, as required, to comply with Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings per Share." See Note B in the Notes to Consolidated Financial Statements for explanation of unusual items in 1996. In 1993, loss before cumulative effect of change in accounting and net loss include special gains from early retirement settlements of $580,000. During 1993, Moore adopted provisions of FASB Statement No. 109, "Accounting for Income Taxes," which resulted in a cumulative noncash gain of $233,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Comparing 1997 to 1996, sales increased $21,355,000 or 15% to $164,247,000 from
$142,892,000. U.S. sales to unaffiliated customers in 1997 increased 16% to $121,687,000, while international sales to unaffiliated customers increased to $42,560,000 or 12% higher than 1996. These increases are primarily attributed to increased sales of control and measurement systems products and services. While the international revenue growth in 1997 occurred primarily in the United Kingdom, the Asia-Pacific region also showed improvement from the prior year. In 1997 and 1996, sales by international subsidiaries and unaffiliated export sales by the U.S. parent company were 33% and 36% of total consolidated sales, respectively.

Order bookings for fiscal 1997 were $156,603,000 compared to $152,431,000 for 1996. This increase was primarily attributed to orders placed for control systems products and services. Due to the exceptionally strong shipments in the fourth quarter of 1997, the consolidated backlog of unshipped orders as of December 31, 1997, was $38,344,000 compared to $46,110,000 as of December 31, 1996. As a result, first quarter 1998 shipments and operating results will be below fourth quarter 1997 levels.

Gross profit increased 17% in 1997 to $70,640,000 compared to $60,204,000 in 1996. Gross profit margin was 43% in 1997 compared to 42% in 1996. The higher gross profit reflects favorable product mix changes related to increased sales of control systems, generally higher levels of sales and production volume, improved manufacturing efficiencies, and cost reductions on selected product lines.

Selling, general and administrative expenses increased by $2,520,000 in 1997 to $49,146,000 but declined as a percent of revenues from 33% in 1996 to 30%. The increase in these expenses was attributed to higher payroll costs and selling expenses in support of Moore's growth. Research and development expenses were $11,097,000 or 7% of revenues in 1997, compared to $11,416,000 or 8% of revenues in 1996. Moore continues to make a strong commitment to ongoing product development programs, with technological innovation being the keystone to all new product introductions and existing product enhancements. The primary emphasis for research and development in 1997 was the introduction of a new generation of dimensional measurement and analysis instrumentation (MPACS); a Windows NT-based software package for the APACS system; and the integration of various new value-added control features to this software product. Moore also enhanced the APACS and QUADLOG systems' functionality, and introduced a new APACS 354 unit controller.

The 1996 operating results included $2,056,000 of net gain relating to an early retirement program and a $1,000,000 loss due to the write-down of assets associated with a joint venture in Brazil as more fully discussed below.

Interest expense for 1997 was $172,000 compared to $466,000 for 1996. The decrease from last year was attributed to a reduction in borrowing levels in 1997.

Moore's effective tax rate for 1997 was 37% of pretax income compared to 54% for 1996. The fluctuation in the rates resulted from a changing mix of operating results in countries for which tax loss benefit carryovers were utilized and recognized in 1997. Statutory rates are applied to pretax income in the United States. Consistent with previous reporting periods, tax benefits for losses incurred by certain international subsidiaries in tax jurisdictions outside the United States have not been fully recognized for financial reporting purposes because the realization of such benefits is not presently assured.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Net income for 1997 was $6,468,000 compared to net income of $1,278,000 for 1996. Diluted net income per share, computed in conformity with the newly issued FASB Statement No. 128, was $2.31 for 1997 compared to $0.47 for 1996. The increase in net income from 1996 to 1997 was due primarily to the factors discussed above.

Comparing 1996 to 1995, sales increased $21,855,000 or 18% to $142,892,000 from
$121,037,000. U.S. sales to unaffiliated customers in 1996 increased 14% to $104,898,000, while international sales to unaffiliated customers increased to $37,994,000 or 33% higher than 1995. These increases were primarily attributed to sales of measurement systems, control systems, services, and transmitter products. All international regions, including Europe, Canada, and Asia-Pacific, reported increased revenue growth. In 1996 and 1995, sales by international subsidiaries and unaffiliated export sales by the U.S. parent company were 36% and 32% of total consolidated sales, respectively.

Order bookings for fiscal 1996 were $152,431,000 compared to $130,053,000 for 1995, a 17% increase. This increase was primarily attributed to orders placed for measurement systems, control systems and services. The consolidated backlog of unshipped orders as of December 31, 1996, was $46,110,000 compared to $36,997,000 as of December 31, 1995.

Gross profit increased 11% in 1996 to $60,204,000 compared to $54,077,000 in 1995. Gross profit increased in response to the higher sales but was also affected by product mix and higher manufacturing costs. As a result, gross profit margin declined from 45% in 1995 to 42% in 1996.

Selling, general and administrative expenses increased by $3,585,000 in 1996 to $46,626,000 but declined as a percent of revenues from 36% in 1995 to 33%. The increase in these expenses was attributed to higher payroll costs and selling expenses needed to support Moore's growth. Research and development expenses rose to $11,416,000 from $9,989,000 in 1995, while remaining level at 8% of revenues for both years. Major product development activities in 1996 included the introduction of the TUV-approved QUADLOG safety system, introduction of the APACS 353 process automation controller, new software releases and enhancements to the APACS process control system, and introduction of the Model 760D smart valve positioner.

The 1996 operating results included a $3,066,000 pension gain offset by a $1,010,000 curtailment charge for postretirement medical benefits related to a special early retirement program for eligible U.S.-based employees. The gain is attributed to pension settlements that accelerate the recognition of unrecognized net assets and actuarial gains by the pension plan as required by FASB Statement No. 88. Approximately 60 employees accepted the early retirement program, which ended in July 1996. The program was completed, including payment of all settlements, prior to year-end 1996 with no further liability after that date.

The 1996 operating results were also impacted by a $1,000,000 loss due to the write-down of assets related to a joint venture in Brazil, which followed unsuccessful negotiations by the joint venture partner with other investors and financial institutions to provide needed working capital for ongoing operations. This was preceded by a series of market, product and economic shifts in Brazil since the initial decision to set up the joint venture. Operating losses recognized by Moore using equity accounting prior to the write-down were $130,000. Moore has withdrawn from direct investment in Brazil and now utilizes the services of local sales distributors and representatives to conduct sales and support activity in this country.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Interest expense for 1996 was $466,000 compared to $438,000 for 1995.

Moore's effective tax rate for 1996 was 54% of pretax income compared to 57% for 1995. These rates were substantially higher than U.S. statutory rates due to losses in other countries. Consistent with previous reporting periods, tax benefits for losses incurred by certain international subsidiaries in tax jurisdictions outside the U.S. have not been fully recognized for financial reporting purposes because the realization of such benefits is not presently assured.

Net income for 1996 was $1,278,000 compared to net income of $259,000 for 1995. Diluted income per share was $0.47 for 1996 compared to $0.12 for 1995. The increase in net income from 1995 to 1996 was due primarily to the factors discussed above.

1997 Liquidity and Capital Resources

Cash and cash equivalents decreased during 1997 by $250,000. Positive cash flow of $6,780,000 generated from operations was primarily used to repay $4,230,000 of bank borrowing and for capital expenditures of $2,452,000. Capital expenditures were related primarily to personal computers and network hardware in support of ongoing product development and sales promotion.

Working capital increased $5,908,000 at December 31, 1997, to $41,235,000 from $35,327,000 at December 31, 1996. Trade accounts receivable were unusually high at December 31, 1997, due to a record level of sales activity in the fourth quarter. These heavy shipment levels also reduced inventory and the amount of customer advances for unshipped orders.

Cash and cash equivalents, which amounted to $3,816,000 at December 31, 1997, are expected to be used to fund working capital needs and further capital expenditures. It is intended that undistributed earnings from non-U.S. subsidiaries will be reinvested in local market growth and support, and will not be repatriated.

At year-end 1997, Moore had lines of credit with U.S. and non-U.S. banks amounting to $15.8 million. Credit agreements for $3.5 million and $12.3 million expire on May 31, 1998, and December 30, 1998, respectively. It is anticipated that such agreements will be extended for additional one-year periods with similar terms and conditions. Moore had only nominal temporary borrowings in 1997 and had no outstanding advances under credit arrangements at December 31, 1997.

In response to the improved operating results, in 1997 the Board of Directors of Moore reinstated the payment of dividends on the 5% cumulative preferred stock, including arrearages. In addition, the Directors, at their January 1998 meeting, declared a special 40-cent cash dividend on common stock payable March 2, 1998, to shareholders of record on February 13, 1998. The payment of future common stock dividends will be evaluated on a periodic basis.

Management believes that current cash and cash equivalents, cash flows from operations, and its established credit facilities should be sufficient during fiscal 1998 to fund planned capital expenditures, working capital needs, dividends, and other cash requirements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Moore has conducted a review of all computer systems to identify and address the code changes, testing and implementation procedures necessary to make these systems Year 2000 compliant. Management believes that after modification to existing software and conversion to new software, the Year 2000 problem will not pose significant operational problems for Moore's computer systems. Moore expects to be compliant by the end of calendar year 1998. Moore has also initiated discussions with its suppliers and key customers to ensure that those parties have taken appropriate steps to address Year 2000 issues in their systems which may interface with Moore's systems or otherwise impact operations. Moore has verified that its current product offerings are Year 2000 compliant. For very limited older generation products, Moore is in communications with customers with advice on recommended corrective actions. Amounts expended for Year 2000 projects have not been and are not expected to be significant to Moore's results of operations or financial condition.

Item 8. Financial Statements and Supplementary Financial Information.



                               Moore Products Co.

                   Index To Consolidated Financial Statements




Consolidated Financial Statements included in Item 8:                    Page
                                                                         ----
Consolidated Income Statements for the years ended
   December 31, 1997, 1996 and 1995 ........................................ 16

Consolidated Balance Sheets as of December 31, 1997 and 1996 ............... 17

Consolidated Statements of Cash Flows for the years ended
   December 31, 1997, 1996 and 1995 ........................................ 18

Notes to Consolidated Financial Statements ............................ 19 - 31

Report of Independent Auditors ............................................. 32

                         Consolidated Income Statements




                                                                         Year Ended December 31
                                                            1997                  1996                  1995
                                                      ------------------------------------------------------------
Net sales                                             $    164,247,000      $    142,892,000      $    121,037,000
Cost of sales                                               93,607,000            82,688,000            66,960,000
                                                      ----------------      ----------------      ----------------

     GROSS PROFIT                                           70,640,000            60,204,000            54,077,000

Selling, research, administrative and
   general expenses                                         60,243,000            58,042,000            53,030,000
Write-down of joint venture assets                                 ---             1,000,000                   ---
Net gain from early retirement program                             ---            (2,056,000)                  ---
                                                      ----------------      ----------------      ----------------


     OPERATING INCOME                                       10,397,000             3,218,000             1,047,000

Interest expense                                               172,000               466,000               438,000
                                                      ----------------      ----------------      ----------------

     INCOME BEFORE INCOME TAXES                             10,225,000             2,752,000               609,000

Income tax provision                                         3,757,000             1,474,000               350,000
                                                      ----------------      ----------------      ----------------

     NET INCOME                                       $      6,468,000      $      1,278,000      $        259,000
                                                      ================      ================      ================



Net income per common share:

     Basic                                                       $2.50                 $ .49                 $ .12
                                                                 =====                 =====                 =====

     Diluted                                                     $2.31                 $ .47                 $ .12
                                                                 =====                 =====                 =====



See Notes to Consolidated Financial Statements.

                           Consolidated Balance Sheets

                                                                                       December 31
ASSETS                                                                       1997                     1996
                                                                       ----------------------------------------
CURRENT ASSETS
     Cash and cash equivalents                                         $    3,816,000            $    4,066,000
     Trade accounts receivable, less allowances of
       $1,771,000 in 1997 and $830,000 in 1996                             40,768,000                30,541,000
     Inventories:
        Completed instruments                                               3,590,000                 4,554,000
        Finished parts                                                      9,078,000                11,091,000
        Work in process                                                     5,196,000                 4,957,000
        Raw materials                                                         453,000                   877,000
                                                                       --------------            --------------
                                                                           18,317,000                21,479,000
     Prepaid expenses and deferred income taxes                             4,209,000                 3,608,000
                                                                       --------------            --------------
                TOTAL CURRENT ASSETS                                       67,110,000                59,694,000

PROPERTY, PLANT AND EQUIPMENT
     Land                                                                     948,000                   970,000
     Buildings                                                             14,381,000                14,367,000
     Machinery and equipment                                               44,197,000                42,846,000
     Less:  Accumulated depreciation                                      (44,257,000)              (41,639,000)
                                                                       --------------            --------------
                                                                           15,269,000                16,544,000
OTHER ASSETS
     Prepaid pension costs                                                 11,613,000                 9,809,000
                                                                       --------------            --------------
                                                                       $   93,992,000            $   86,047,000
                                                                       ==============            ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable to bank                                             $          ---            $    4,230,000
     Accounts payable                                                       8,861,000                 6,315,000
     Accrued compensation                                                   4,890,000                 2,638,000
     Advances from customers                                                2,977,000                 5,129,000
     Accrued income taxes                                                   1,893,000                 1,187,000
     Other accrued liabilities                                              7,254,000                 4,868,000
                                                                       --------------            --------------
                TOTAL CURRENT LIABILITIES                                  25,875,000                24,367,000
OTHER LIABILITIES
     Postretirement medical benefits and deferred taxes                     7,628,000                 7,126,000
STOCKHOLDERS' EQUITY
     Preferred Stock, 5% cumulative, voting and convertible, par value $1 per share:
        Authorized - 325,000 shares
        Issued and outstanding - 175,950 shares                               176,000                   176,000
     Common Stock, par value $1 per share:
        Authorized - 7,500,000 shares
        Issued and outstanding - 2,592,628 shares
          in 1997 and 2,585,972 shares in 1996                              2,593,000                 2,586,000
     Capital in excess of par value                                        10,980,000                10,885,000
     Retained earnings                                                     48,627,000                42,200,000
     Foreign currency translation adjustments                              (1,887,000)               (1,293,000)
                                                                       --------------            --------------
                TOTAL STOCKHOLDERS' EQUITY                                 60,489,000                54,554,000
                                                                       --------------            --------------
                                                                       $   93,992,000            $   86,047,000
                                                                       ==============            ==============

See Notes to Consolidated Financial Statements.

                      Consolidated Statements of Cash Flows

                                                                          Year Ended December 31
                                                              1997                  1996               1995
                                                       ---------------------------------------------------------

OPERATING ACTIVITIES
Net income                                             $     6,468,000       $     1,278,000      $      259,000

Noncash (income) expenses:
     Depreciation                                            3,542,000             3,384,000           3,347,000
     Deferred income taxes                                    (147,000)              146,000              90,000
     Pension and other postretirement benefits              (1,890,000)             (805,000)         (1,221,000)
     Write-down of joint venture assets                            ---             1,000,000                 ---
     Net gain from early retirement program                        ---            (2,056,000)                ---

Changes in operating assets and liabilities:
     Trade accounts receivable                             (10,227,000)              160,000         (11,232,000)
     Inventories                                             3,162,000            (1,056,000)         (4,297,000)
     Accounts payable                                        2,546,000               242,000           3,215,000
     Other accrued liabilities                               2,386,000               787,000           1,295,000
     Accrued compensation                                    2,252,000               332,000             547,000
     Advances from customers                                (2,152,000)            2,563,000             440,000
     Accrued income taxes                                      706,000               309,000             319,000
     Prepaid expenses                                          134,000              (496,000)           (947,000)
                                                       ---------------       ---------------      --------------
        Net cash provided by (used in)
           operating activities                              6,780,000             5,788,000          (8,185,000)

INVESTING ACTIVITY
     Net purchase of property, plant and
        equipment                                           (2,452,000)           (2,897,000)         (3,602,000)

FINANCING ACTIVITIES
     (Decrease) increase in notes payable
        to bank                                             (4,230,000)              (76,000)          4,306,000
     Proceeds from issuance of common stock                        ---                   ---           8,000,000
     Proceeds from exercise of stock options                   102,000                45,000                 ---
     Dividends paid                                            (41,000)                  ---                 ---
                                                       ---------------       ---------------      --------------
        Net cash (used in) provided by
           financing activities                             (4,169,000)              (31,000)         12,306,000

Effect of exchange rate changes                               (409,000)              103,000              15,000
                                                       ---------------       ---------------      --------------

NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS                                     (250,000)            2,963,000             534,000

Cash and cash equivalents at
     beginning of year                                       4,066,000             1,103,000             569,000
                                                       ---------------       ---------------      --------------

CASH AND CASH EQUIVALENTS
     AT END OF YEAR                                    $     3,816,000       $     4,066,000      $    1,103,000
                                                       ===============       ===============      ==============


See Notes to Consolidated Financial Statements.

                   Notes to Consolidated Financial Statements

NOTE A - Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Moore and all subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliated companies that are not majority owned or controlled are accounted for using the equity method.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Sales: Moore recognizes revenue from sales of products as shipped and from services as performed.

Cash and Cash Equivalents: Moore considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. The value reported for cash and cash equivalents approximates its fair value.

Concentrations of Credit Risk: Financial instruments that potentially subject Moore to concentrations of credit risk consist principally of temporary cash investments and trade receivables. Moore places its temporary cash investments with high credit quality financial institutions that invest primarily in U.S. Government instrumentalities, commercial paper of prime quality, certificates of deposit, and bankers acceptances guaranteed by banks or savings and loan associations that are members of the FDIC. Concentrations of credit risk with respect to trade receivables are limited due to Moore's large number of customers and their dispersion across many different industries and countries worldwide. At December 31, 1997, Moore had no significant concentrations of credit risk.

Inventories: Inventories are stated at the lower of cost or market. Cost of domestic inventories (approximately 66% of consolidated inventories) was determined by the last-in, first-out (LIFO) method. Current cost exceeded the LIFO value of inventories by approximately $8,400,000 and $8,800,000 at December 31, 1997 and 1996, respectively. Cost of international inventories was determined by the first-in, first-out (FIFO) method.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using primarily the straight-line method.

Currency Translation: Balance sheets of Moore's international operations are translated to U.S. dollars at the current exchange rate and income statements are translated at the average exchange rate for the year; resulting translation adjustments are made directly to a separate component of stockholders' equity. Certain other transaction adjustments are reported in operations.

Research and Development: Research and development costs, which approximated $11,097,000 in 1997, $11,416,000 in 1996, and $9,989,000 in 1995, are expensed as incurred.

Income Taxes: Income taxes are accounted for under the liability method prescribed by FASB Statement No. 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. United States income taxes have not been provided on unremitted earnings of international subsidiaries because Moore plans to continue to finance international expansion and operating requirements by reinvestment of such unremitted earnings. No material amount of income taxes would result from remittance of such earnings.

Changes in Presentation of Comparative Statements: Certain reclassifications have been made in prior years' financial statements and quarterly data presented in Note M in order to conform with the current year basis of presentation.

Net Income per Share: In 1997, the FASB issued Statement No. 128, "Earnings per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the Statement No. 128 requirements.

Recently Issued Financial Accounting Standards: In 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both statements are effective for fiscal periods beginning after December 15, 1997, with early adoption permitted. Moore is evaluating the effects these statements will have on its financial reporting and disclosures. These statements are expected to have no material effect on Moore's results of operations, financial position, capital resources or liquidity.


NOTE B - Nonrecurring/Unusual Items

In 1996, Moore recorded a net pretax gain of $2,056,000 ($1,300,000 in the second quarter and $756,000 in the fourth quarter) for the combined effects of settlements, curtailments and special termination pension and medical benefits in connection with an early retirement program offered to eligible employees in the United States. See Notes J and K.

In the second quarter of 1996, Moore completed a review of joint venture operations in Brazil. As a result of this review and the decision to refocus business activities, all assets related to the joint venture with a carrying value of $1,000,000 were written off.

NOTE C - Credit Agreements

At December 31, 1997, Moore had lines of credit with U.S. and non-U.S. banks of approximately $15,800,000, including a $12,300,000 combined U.S. dollar/U.K. pound sterling committed revolving credit facility with terms extending through December 30, 1998. The agreements provide the lender with a security interest in trade accounts receivable and inventory of the U.S.-based parent company. The loan agreement further requires maintenance of certain restrictive financial covenants, including a limitation on the amount of dividends paid per year. These restrictions are not likely to affect the payment of dividends. There were no outstanding cash advances under this facility at December 31, 1997; outstanding cash advances at December 31, 1996, were $3,430,000. Such cash advances are made at interest rates tied to the bank's prime or LIBOR. This line of credit supported approximately $500,000 of outstanding letters of credit as of December 31, 1997.

Moore's Canadian subsidiary has a $3,500,000 credit facility subject to an annual renewal and extension on May 31, 1998. Under terms of the agreement, the lender has a security interest in certain assets of the Canadian subsidiary. The loan agreement requires maintenance of certain restrictive financial covenants. There were no outstanding cash advances under this facility at December 31, 1997; outstanding cash advances were $800,000 at December 31, 1996, and were made at rates tied to the bank's prime interest rate.

Moore's United Kingdom subsidiary has approximately $750,000 in a separate credit facility that generally supports periodic bonding and financial guarantee requirements arising out of routine trade activities. At year end, there were no cash advances under this facility.

Moore had only nominal temporary borrowings under credit facilities during 1997. The weighted average interest rate on short-term borrowings outstanding as of December 31, 1996, was 8.3%. Cash outlays for interest approximate interest expense in each of the years ended December 31, 1997, 1996 and 1995. The fair value of cash advances under credit agreements approximates the carrying value due to the short-term maturity of these financial instruments.

NOTE D - Leases

Moore leases certain plant, office space and equipment for varying periods. It is anticipated that in the normal course of business, leases will be renewed or replaced by other leases. Rent expense for all operating leases of plant and equipment was $2,700,000 in 1997, $1,800,000 in 1996, and $1,500,000 in 1995.
Minimum future rental commitments under operating leases with initial or remaining lease terms in excess of one year at December 31, 1997, are as follows:

                                          1998              $2,500,000
                                          1999               1,700,000
                                          2000               1,100,000
                                          2001                 600,000
                                          2002                 400,000
                                                            ----------

                                         Total              $6,300,000
                                                            ==========

NOTE E - Contingent Liabilities

Various legal actions and proceedings have been or may be initiated or asserted against Moore in the ordinary course of business, including those pertaining to environmental, contractual and general liability. While Moore has provided reserves for the estimated ultimate liability of such claims, the final outcome could further impact operations and liquidity in future periods, but, in the opinion of management, will not have a materially adverse effect on the financial position of Moore.



NOTE F - Stockholders' Equity


                                                                                                         Foreign
                                                                            Capital in                  Currency
                                                Preferred      Common        Excess of    Retained     Translation
                                                  Stock         Stock        Par Value    Earnings     Adjustments
                                               -------------------------------------------------------------------
                                                                     (Thousands of dollars)
BALANCE AT JANUARY 1, 1995                     $     176     $    2,083    $    3,343    $   40,663     $   (1,602)
Net income                                           ---            ---           ---           259            ---
Foreign currency translation adjustment              ---            ---           ---           ---             61
Issuance of restricted stock                         ---            500         7,500           ---            ---
                                               ---------     ----------    ----------    ----------     ----------
BALANCE AT DECEMBER 31, 1995                         176          2,583        10,843        40,922         (1,541)
Net income                                           ---            ---           ---         1,278            ---
Foreign currency translation adjustment              ---            ---           ---           ---            248
Exercise of stock options                            ---              3            42           ---            ---
                                               ---------     ----------    ----------    ----------     ----------
BALANCE AT DECEMBER 31, 1996                         176          2,586        10,885        42,200         (1,293)
Net income                                           ---            ---           ---         6,468            ---
Dividends paid on preferred stock                    ---            ---           ---           (41)           ---
Foreign currency translation adjustment              ---            ---           ---           ---           (594)
Exercise of stock options                            ---              7            95           ---            ---
                                               ---------     ----------    ----------    ----------     ----------
BALANCE AT DECEMBER 31, 1997                   $     176     $    2,593    $   10,980    $   48,627     $   (1,887)
                                               =========     ==========    ==========    ==========     ==========


In December 1995, Moore sold 500,000 shares of restricted common stock to the Moore Products Co. Pension Plan for $8 million. Coincident with this private placement of shares, Moore and the Pension Plan entered into a registration rights agreement under which the Pension Plan trustee may request Moore to register the securities.

The 5% cumulative Preferred Stock is entitled to 5 votes per share. In addition, the preferred shares may, at the election of the holder, be converted into common shares at a rate of 2.5 preferred shares for each common share. Cash dividends on common shares can be paid only after preferred dividends have been fully paid or declared and set aside for payment. Moore's current loan agreement limits dividend payments to 50% of the previous quarter's net income after having achieved positive net income for four consecutive quarters.

NOTE G - Stock Option Plans

Moore follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock options, because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. No compensation expense is recognized under APB 25, because the exercise price of Moore's stock options equals the market price of the underlying stock on the date of grant.

Moore's 1994 Incentive Stock Option Plan authorizes the grant of options to key employees and consultants for up to 750,000 shares of Moore's common stock. Options granted have ten-year terms and generally become vested and exercisable at the end of five years. The 1997 Non-Employee Directors' Equity Incentive Plan authorizes the grant of options to outside directors for up to 50,000 shares of Moore's common stock. Options under the 1997 Plan, which are granted automatically to outside directors following each annual meeting, have ten-year terms and become fully vested and exercisable at the end of six months.

A summary of Moore's stock option activity and related information for the years ended December 31 is as follows:


                                                                    1997              1996               1995
                                                                ------------------------------------------------
Number of shares under stock options:
Outstanding at beginning of year                                    395,700            266,900           154,300
      Granted                                                       245,300            139,500           115,600
      Exercised                                                      (7,100)            (2,880)              ---
      Canceled                                                      (16,480)            (7,820)           (3,000)
                                                                 ----------         ----------         ---------
Outstanding at end of year                                          617,420            395,700           266,900
                                                                 ==========         ==========         =========
Exercisable at end of year                                          177,010             81,300            31,080
                                                                 ==========         ==========         =========

Weighted average exercise price:
      Granted                                                        $26.36            $18.30             $15.63
      Exercised                                                       15.68             15.75                ---
      Canceled                                                        17.50             15.43              15.42
      Outstanding at end of year                                      20.51             16.67              15.78
      Exercisable at end of year                                      16.71             15.85              15.90


Information with respect to stock options outstanding and exercisable at December 31, 1997, is as follows:


                                 OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
--------------------------------------------------------------------------             --------------------------
       Range                Number         Weighted Average       Weighted               Number          Weighted
        of                Outstanding          Remaining           Average             Exercisable        Average
     Exercise                 at                 Life             Exercise                 at            Exercise
      Prices               12/31/97           (in years)            Price               12/31/97           Price
--------------------------------------------------------------------------             --------------------------
$14.44 - $17.32              241,920              6.3              $15.81                125,460          $15.85
$17.33 - $20.21              133,200              8.3               18.30                 44,550           18.37
$20.22 - $23.10               78,000              9.3               21.39                  7,000           21.50
$23.11 - $25.99                2,000              4.3               23.38                    ---             ---
$26.00 - $28.88              162,300              9.8               28.88                    ---             ---
                             -------                                                     -------
                             617,420              8.1              $20.51                177,010          $16.71
                             =======                                                     =======


FASB Statement No. 123 requires pro forma disclosure under the fair value method of net income and income per share for stock options granted. The fair value for options was estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because Moore's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The fair weighted average value of options granted in each year and assumptions used in estimating fair value under the Black-Scholes model are as follows:


                                                   1997               1996                1995
                                                  ----------------------------------------------
Estimated fair value of options granted           $11.33             $ 7.58              $ 6.28
                                                  ======             ======              ======

Principal assumptions in applying the
Black-Scholes valuation model:
      Expected life, in years                       6                  6                   6
      Risk-free interest rate                       5.70%              6.22%               6.16%
      Expected volatility                          32.50%             27.10%              27.10%
      Expected dividend yield                       0.00%              0.00%               0.00%


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost been determined based upon the fair value of stock options at grant date consistent with FASB Statement No. 123, Moore's net income and income per share would have been reduced to the pro forma amounts indicated below (in thousands, except income per share information):


                                      1997               1996              1995
                                     -------------------------------------------
Pro forma net income                 $5,971             $1,067             $174
Pro forma income per share
       Basic                         $ 2.30             $  .41             $.08
       Diluted                         2.14                .40              .08



NOTE H - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                                  1997                1996              1995
                                                            ----------------------------------------------------
Numerator:
    Net income                                              $   6,468,000       $   1,278,000      $     259,000
    Preferred stock dividends                                      (9,000)             (9,000)            (9,000)
                                                            -------------       -------------      -------------
    Numerator for basic earnings per share -
      income available to common stockholders                   6,459,000           1,269,000            250,000
    Effect of dilutive securities:
      Preferred stock dividends                                     9,000               9,000              9,000
                                                            -------------       -------------      -------------
    Numerator for diluted earnings per share -
      income available to common stockholders
      after assumed conversions                             $   6,468,000       $   1,278,000      $     259,000
                                                            =============       =============      =============

Denominator:
    Denominator for basic earnings per
      share - weighted average shares                           2,587,662           2,584,154          2,100,900
    Effect of dilutive securities:
      Stock options                                               136,212              37,157             14,042
      Convertible preferred stock                                  70,380              70,380             70,380
                                                            -------------       -------------      -------------
    Dilutive potential common shares                              206,592             107,537             84,422
                                                            -------------       -------------      -------------
      Denominator for diluted earnings
        per share - adjusted weighted average
        shares and assumed conversions                          2,794,254           2,691,691          2,185,322
                                                            =============       =============      =============

Basic income per share                                             $ 2.50              $  .49             $  .12
                                                                   ======              ======             ======

Diluted income per share                                           $ 2.31              $  .47             $  .12
                                                                   ======              ======             ======



NOTE I - Income Taxes


                                                                   1997                1996              1995
                                                                ------------------------------------------------
                                                                            (Thousands of dollars)
Income before income taxes consisted of the following:
    United States                                               $   8,221           $   2,371           $    250
    Other countries                                                 2,004                 381                359
                                                                ---------           ---------           --------
       Total                                                    $  10,225           $   2,752           $    609
                                                                =========           =========           ========

Income tax provision consisted of the following:
    Current:
       Federal                                                  $   2,828           $     784           $    154
       State                                                          677                  50                ---
       Other countries                                                399                 494                106
                                                                ---------           ---------           --------
                                                                    3,904               1,328                260

    Deferred                                                         (147)                146                 90
                                                                ---------           ---------           --------

TOTAL INCOME TAX EXPENSE                                        $   3,757           $   1,474           $    350
                                                                =========           =========           ========

NET INCOME TAXES PAID                                           $   2,882           $     924           $    167
                                                                =========           =========           ========


The differences between the provision for income taxes and income tax expense using the U.S. federal statutory rate were as follows:


                                                                   1997               1996                1995
                                                                ------------------------------------------------
                                                                             (Thousands of dollars)

Tax expense at the federal statutory rate (34%)                 $   3,477           $     936           $    207
Losses in countries for which no tax benefit
    is recognized                                                     511                 274                275
Losses in countries for which benefit is
    recognized currently                                             (897)                (15)              (387)
Other countries' rate differences                                     103                 105                 96
State income tax, net of federal tax benefit                          374                 100                (63)
Permanent differences                                                 102                  74                117
Other                                                                  87                 ---                105
                                                                ---------           ---------           --------

    Provision for income taxes                                  $   3,757           $   1,474           $    350
                                                                =========           =========           ========

The components of deferred tax liabilities and assets are as follows:


                                                                   1997               1996                1995
                                                                ------------------------------------------------
                                                                            (Thousands of dollars)
Deferred tax liabilities:
    Tax over book depreciation                                  $   1,776           $   1,915           $  1,704
    Prepaid pension costs                                           4,522               4,197              2,554
                                                                ---------           ---------           --------
       Total deferred tax liabilities                               6,298               6,112              4,258

Deferred tax assets:
    Net operating loss carryforwards -
       federal and state                                              ---                 ---                 35
    Net operating loss carryforwards -
       other countries                                              2,293               3,161              3,171
    Postretirement medical benefits                                 1,453               1,489              1,045
    Inventories                                                     1,655               1,475                807
    Vacation obligations                                              535                 460                424
    Alternative minimum tax credits                                   ---                 264                480
    Accruals and reserves                                           1,816               1,315                531
                                                                ---------           ---------           --------
       Total deferred tax assets                                    7,752               8,164              6,493
    Valuation allowance for deferred tax assets                    (2,519)             (3,161)            (3,171)
                                                                ---------           ---------           --------
       Net deferred tax assets                                      5,233               5,003              3,322
                                                                ---------           ---------           --------
       Net deferred tax liabilities                             $   1,065           $   1,109           $    936
                                                                =========           =========           ========

Moore's international subsidiaries have net operating loss carryforwards that amount to approximately $6.7 million for income tax purposes, including approximately $4.3 million with unlimited expiration. The balance of $2.4 million expires in varying amounts beginning in years 1998 though 2005. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards. Utilization of these net operating losses is contingent upon various international operations generating sufficient taxable income, which cannot be ascertained at this time.

NOTE J - Employee Retirement Plans

Moore has pension plans that cover substantially all United States and Canadian employees. These plans provide benefits based upon years of service and compensation prior to retirement. Pension costs are funded as actuarially determined and to the extent cash contributions are deductible for tax purposes.

The following is a summary of net periodic pension income:

                                                               1997                 1996                  1995
                                                            ----------------------------------------------------
                                                                           (Thousands of dollars)

Service cost - benefits earned during the period            $   2,450             $  2,626              $  2,017
Interest cost on projected benefit obligation                   3,830                4,141                 3,770
Actual return on plan assets                                  (29,852)             (19,677)              (23,167)
Net amortization and deferral                                  22,459               12,270                16,306
                                                            ---------             --------              --------
    Net periodic pension income                             $  (1,113)            $   (640)             $ (1,074)
                                                            =========             ========              ========

During 1996, a special retirement program was offered to encourage retirements among certain U.S.-based employees through July 31, 1996. The combined net effect of settlements, curtailments and special termination benefits in connection with this program resulted in a pretax, noncash gain of $3,066,000.

The funded status of defined benefit pension plans as of December 1 is as follows:

                                                              1997                  1996
                                                           -------------------------------
                                                                (Thousands of dollars)

Plan assets at fair value (primarily stocks
    and U.S. Government obligations)                       $  127,790            $ 103,724
Less projected benefits:
    Vested                                                     44,351               43,868
    Accumulated, not vested                                       331                  233
    Effects of future pay increases                            13,501               12,482
                                                           ----------            ---------
Plan assets over projected benefits                            69,607               47,141
Adjustments:
    Unrecognized net asset                                     (3,533)              (4,256)
    Unrecognized net gains                                    (54,461)             (33,076)
                                                           ----------            ---------
Net pension asset recognized in the
    consolidated balance sheets                            $   11,613            $   9,809
                                                           ==========            =========

Significant assumptions used in accounting for the pension plans are:

                                                     1997                      1996                     1995
                                               ----------------          ----------------         ----------------
Weighted average discount rate                       7.00%                     7.25%                    7.25%
Long-term rate of return on plan assets              8.00%                     8.00%                    8.00%
Rate of increase in future
  compensation levels                            Graded from               Graded from              Graded from
                                                7.44% to 2.80%            7.44% to 2.80%           7.44% to 2.80%
                                               at ages 21 to 60          at ages 21 to 60         at ages 21 to 60


In addition to the defined benefit plans described above, Moore also sponsors defined contribution plans within the United States and the United Kingdom. Under the U.S. plan, Moore matches 50% of participants' tax deferred contributions on the first 4% of participants' compensation. The U.K. plans cover all full-time employees and provide for contributions of 6% of salary. Amounts charged to expense for these plans were approximately $906,000 in 1997, $764,000 in 1996, and $647,000 in 1995.


NOTE K - Postretirement Benefits Other Than Pension

Moore provides medical insurance benefits to early retirees in the United States until they reach age 65.

Net periodic benefit costs include the following components:


                                                                   1997               1996                1995
                                                                ------------------------------------------------
                                                                            (Thousands of dollars)
Service cost of benefits earned                                 $      92           $      86           $     68
Interest cost on the accumulated postretirement
    benefit obligation ("APBO")                                       213                 183                141
Net amortization and deferral                                         (15)                (17)               (42)
                                                                ---------           ---------           --------
       Total net periodic benefit cost                          $     290           $     252           $    167
                                                                =========           =========           ========

In addition to the net periodic benefit cost, in 1996, Moore recognized a net curtailment loss of $1,010,000 related to a special early retirement program described in Notes B and J.

Summary of the unfunded APBO as of December 31 is as follows:

                                                                   1997                1996
                                                                -----------------------------
                                                                    (Thousands of dollars)

Early retirees                                                  $   1,645           $   1,887
Fully eligible active employees                                       289                 267
Other active participants                                           1,195                 982
                                                                ---------           ---------
    Total APBO                                                      3,129               3,136
Unrecognized net gain                                                 531                 610
                                                                ---------           ---------
    Accrued postretirement medical benefits
       recognized in accompanying
       consolidated balance sheets                              $   3,660           $   3,746
                                                                =========           =========

The discount rate used in determining the APBO was 7.00% at December 31, 1997, and 7.25% at December 31, 1996. The assumed health care cost trend rate used in measuring the APBO was 8% in 1996, declining to 7% in the year 1997 and remaining level thereafter. If the health care cost trend rate assumptions were increased by 1%, the net periodic postretirement benefit cost for 1997 would increase by approximately $38,000 and the APBO as of December 31, 1997, would increase by approximately $275,000.

NOTE L - Segment and Geographic Information

Moore, operating in one industry segment, is in the business of developing, manufacturing and selling process control instruments and systems. In addition to its principal manufacturing operations and markets in the United States, Moore conducts sales, customer support and service operations out of other locations in Europe, North America and the Pacific Rim. The following table presents financial information by geographic region for the years 1997, 1996 and 1995.

                                      United
                                      States         Europe           Other       Eliminations      Consolidated
                                    ----------------------------------------------------------------------------
1997                                                       (Thousands of dollars)

Sales to unaffiliated customers     $   121,687    $   23,403    $     19,157      $       ---       $   164,247
Sales and transfers between
     geographic areas                    16,062         1,032           2,822          (19,916)              ---
                                    -----------    ----------    ------------      -----------       -----------
Total revenue                       $   137,749    $   24,435    $     21,979      $   (19,916)      $   164,247
                                    ===========    ==========    ============      ===========       ===========
Operating income                    $     8,180    $    2,133    $         37      $        47       $    10,397
Identifiable assets                      79,427        18,606          11,462          (15,503)           93,992


1996

Sales to unaffiliated customers     $   104,898    $   18,582    $     19,412      $       ---       $   142,892
Sales and transfers between
     geographic areas                    16,039         1,263           2,609          (19,911)              ---
                                    -----------    ----------    ------------      -----------       -----------
Total revenue                       $   120,937    $   19,845    $     22,021      $   (19,911)      $   142,892
                                    ===========    ==========    ============      ===========       ===========
Operating income (loss)             $     2,901    $     (533)   $      1,209      $      (359)      $     3,218
Identifiable assets                      73,353        12,606          12,087          (11,999)           86,047


1995

Sales to unaffiliated customers     $    92,367    $   14,496    $     14,174      $       ---       $   121,037
Sales and transfers between
     geographic areas                    11,956           910           2,152          (15,018)              ---
                                    -----------    ----------    ------------      -----------       -----------
Total revenue                       $   104,323    $   15,406    $     16,326      $   (15,018)      $   121,037
                                    ===========    ==========    ============      ===========       ===========
Operating income (loss)             $       815    $      (63)   $        544      $      (249)      $     1,047
Identifiable assets                      67,129        13,453          10,355          (12,744)           78,193


In the above table, "United States" includes all domestic operations. "Other" includes subsidiaries located in Canada, Mexico, Australia and Singapore. Sales between geographic areas are accounted for at cost plus a reasonable profit. Identifiable assets are those assets identified with the operations in each area. United States sales to unaffiliated customers include export sales of $12.0 million in 1997, $12.9 million in 1996 and $10.0 million in 1995.

NOTE M - Quarterly Data (Unaudited)
(In thousands of dollars, except per share data)

                                                                               1997
                                                                           Quarter Ended
                                                    March 31         June 30        September 30       December 31
                                                    --------------------------------------------------------------
Net sales                                           $37,818          $37,897            $40,423          $48,109
Gross profit                                         15,805           16,354             17,749           20,732
Net income                                            1,055            1,048              1,787            2,578
Net income per share:
    Basic                                           $   .41          $   .40            $   .69          $   .99
    Diluted                                             .38              .38                .65              .90


                                                                               1996
                                                                           Quarter Ended
                                                    March 31         June 30*       September 30       December 31*
                                                    ---------------------------------------------------------------
Net sales                                           $35,155          $35,968            $35,983          $35,786
Gross profit                                         15,150           14,631             15,454           14,969
Net income                                              229               59                352              638
Net income per share:
    Basic                                           $   .09          $   .02            $   .14          $   .25
    Diluted                                             .08              .02                .13              .24

*  See Note B for explanation of unusual items.


The 1996 and first three quarters of 1997 net income per share amounts have been restated to comply with FASB Statement No. 128, "Earnings per Share."

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders of Moore Products Co.

     We have audited the accompanying consolidated balance sheets of Moore Products Co. as of December 31, 1997 and 1996, and the related consolidated income statements and statements of cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moore Products Co. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                          \s\ Ernst & Young LLP
                                                          ---------------------


Philadelphia, Pennsylvania
January 29, 1998


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III

     As indicated in the following table, the information required to be presented in Part III of this report (other than the information concerning executive officers as set forth at the end of Item 4 herein) is hereby incorporated by reference to Moore's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report:


                                                     Material in Proxy Statement for 1998
                                                     Annual Meeting which is incorporated
                                                     herein by reference
                                                     ------------------------------------------------
Form 10-K Item No. and Item Caption                                      Caption
----------------------------------------------       ------------------------------------------------

10  Directors and Executive Officers of Moore.       "1.  ELECTION OF DIRECTORS" and "COMPLIANCE WITH
                                                     SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF
                                                     1934"

11  Executive Compensation.                          "ADDITIONAL INFORMATION"

12  Security Ownership of Certain Beneficial         "Beneficial Ownership of Principal Shareholders
    Owners and Management.                           and Management"

13  Certain Relationships and Related                "Compensation of Directors"
    Transactions.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)(1)  Financial Statements

              The following consolidated financial statements of Moore and its subsidiaries, are included in Item 8:

              Consolidated Income Statements -
              Years ended December 31, 1997, 1996, and 1995

              Consolidated Balance Sheets - December 31, 1997
              and December 31, 1996

              Consolidated Statements of Cash Flows -
              Years ended December 31, 1997, 1996, and 1995

              Notes to Consolidated Financial Statements - December 31, 1997

              Report of Independent Auditors

      (a)(2)  Financial Statement Schedule
                                                                      Schedule
                                                          Page         Number
                                                          ----        --------
              Valuation and Qualifying Accounts            38           II


      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      (a)(3)  Exhibits

    Exhibit
    Number                              Description
    -------        --------------------------------------------------
       3a          Restated Articles of Incorporation. (Filed herewith.)

       3b          By-Laws, as amended through May 2, 1991.
                   (Incorporated by reference to Exhibit 3b to Moore's 1991 Form 10-K.)

       4 Instruments defining the rights of security holders. (Reference is made to (i) Articles 5 and 10 of Moore's Articles of Incorporation (Exhibit 3a to this report) and (ii) Articles III, IV, VIII, X and XIII of Moore's By-Laws (Exhibit 3b to this report).)

    Exhibit
    Number                             Description
    -------        -------------------------------------------------

       10a Registration Rights Agreement entered into as of December 18, 1995, between Moore Products Co. and Mellon Bank N.A., as trustee for the Moore Products Co. Pension Plan. (Incorporated by reference to Exhibit 10 to Moore's 1995 Form 10-K.)

       10b*        1994 Incentive Stock Option and Non-qualified
                   Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10a to Moore's Form 10-Q for the quarter ended September 30, 1997.)

       10c*        1997 Non-Employee Directors' Equity Incentive
                   Plan. (Incorporated by reference to Exhibit 10b to Moore's Form 10-Q for the quarter ended September 30, 1997.)

       10d* Form of agreement with Raymond M. Reed, dated June 7, 1996. (Incorporated by reference to Exhibit 10a to Moore's Form 10-Q for the quarter ended
                   September 30, 1996.)

       10e* Form of agreement with Edward T. Hurd, dated June 13, 1996. (Incorporated by reference to Exhibit 10b to Moore's Form 10-Q for the quarter ended
                   September 30, 1996.)

       10f*        Form of agreement with F. Lawton Hindle, dated
                   December 28, 1994. (Incorporated by reference to
                   Exhibit 10a to Moore's 1994 Form 10-K.)

       10g*        Summary of Employment Terms with Donald E. Bogle.
                   (Filed herewith)

       21          Subsidiaries of Moore. (Filed herewith.)

       23          Consent of Independent Auditors. (Filed herewith.)

       27.1        Financial Data Schedule for Year Ended December 31, 1997.
                   (Filed herewith)

       27.2 Restated Financial Data Schedule for Years Ended December 31, 1996 and 1995. (Filed herewith)

       27.3 Restated Financial Data Schedule for Quarters Ended March 31, 1997, June 30, 1997 and September 30, 1997. (Filed herewith)

       27.4        Restated Financial Data Schedule for Quarters
                   Ended March 31, 1996, June 30, 1996 and September 30, 1996. (Filed herewith)

       *  Indicates a management contract, arrangement or compensatory plan.



    (b) No reports on Form 8-K were filed by Moore during the last quarter of 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Moore has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MOORE PRODUCTS CO.

                                      \s\ D. E. Bogle
                                      --------------------------
Date: March 25, 1998                  D. E. Bogle, President and
                                      Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Moore and in the capacities and on the dates indicated.


                                      \s\ D. E. Bogle
                                      --------------------------
Date: March 25, 1998                  D. E. Bogle, President,
                                      Chief Executive Officer and Director


                                      \s\ E. J. Curry
                                      --------------------------------------
Date: March 25, 1998                  E. J. Curry, Executive Vice President,
                                      Chief Operating Officer and Director


                                      \s\ R. E. Wisniewski
                                      ------------------------------------------
Date: March 25, 1998                  R. E. Wisniewski
                                      Secretary and Treasurer
                                      (Principal Financial & Accounting Officer)

                                      ---------------------------
Date:                                 R. B. Adams, Director

                                      ---------------------------
Date:                                 F. L. Hindle, Director

                                      \s\ E. T. Hurd
                                      ---------------------------
Date: March 25, 1998                  E. T. Hurd, Director

                                      \s\ J. O. Moore
                                      ---------------------------
Date: March 25, 1998                  J. O. Moore, Director

                                      ---------------------------
Date:                                 T. C. Moore, Director

                                      \s\ W. B. Moore
                                      ---------------------------
Date: March 25, 1998                  W. B. Moore, Director

                                      ---------------------------
Date:                                 R. H. Owens, Director

                                      ---------------------------
Date:                                 R. M. Reed, Director

                                      \s\ E. G. Rorke
                                      ---------------------------
Date: March 25, 1998                  E. G. Rorke, Director

                                  EXHIBIT INDEX


Exhibit
Number                             Description
-------    --------------------------------------------------------------------

  3a       Restated Articles of Incorporation. (Filed herewith.)

  10g      Summary of Employment Terms with Donald E. Bogle. (Filed herewith.)

  21       Subsidiaries of Moore. (Filed herewith.)

  23       Consent of Independent Auditors. (Filed herewith.)

  27.1     Financial Data Schedule for Year Ended December 31, 1997.
           (Filed herewith.)

  27.2 Restated Financial Data Schedule for Years Ended December 31, 1996 and 1995. (Filed herewith.)

  27.3 Restated Financial Data Schedule for Quarters Ended March 31, 1997, June 30, 1997 and September 30, 1997. (Filed herewith.)

  27.4 Restated Financial Data Schedule for Quarters Ended March 31, 1996, June 30, 1996 and September 30, 1996. (Filed herewith.)

                               Moore Products Co.

                 SCHEDULE II - Valuation and Qualifying Accounts


                                                             Additions
                                                    --------------------------
                                                                      Charged
                                      Balance at    Charged to        to Other
                                      Beginning     Costs and         Accounts       Deductions      Balance at End
         Description                  of Period      Expenses        - Describe      - Describe         of Period
-------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1997
  Reserves and allowances
  deducted from asset accounts:
    Allowance for
    doubtful accounts                  $830,000     $1,016,000       $     ---      $75,000(1)         $1,771,000

YEAR ENDED DECEMBER 31, 1996
  Reserves and allowances
  deducted from asset accounts:
    Allowance for
    doubtful accounts                  $205,000     $  647,000       $     ---      $22,000(1)         $  830,000

YEAR ENDED DECEMBER 31, 1995
  Reserves and allowances
  deducted from asset accounts:
    Allowance for
    doubtful accounts                  $200,000     $   27,000       $     ---      $22,000(1)         $  205,000

(1) Uncollectible accounts written off, net of recoveries.