Form 10-Q
period 1998-03-31
MOORE PRODUCTS CO
filed 1998-05-15
CIK 67975

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998
                                    --------------

                                       OR

     [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

     Commission file number   0-545
                              -----

                               Moore Products Co.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                          Pennsylvania                             23-1427830
--------------------------------------------------------------  ----------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer
                                                                 Identification
                                                                      No.)

                       Spring House, PA                             19477
           ----------------------------------------              ----------
           (Address of principal executive offices)              (Zip Code)

     (Registrant's telephone number, including area code)     (215) 646-7400
                                                              --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

     As of April 30, 1998, the number of shares of Registrant's Common Stock outstanding was 2,612,671.

                     PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                          MOORE PRODUCTS CO.

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                        Three Months Ended
                                                             March 31
                                                  ------------------------------
                                                      1998              1997
                                                  ------------      ------------
Net sales                                         $ 38,356,000      $ 37,818,000

Cost of sales                                       22,897,000        22,350,000
                                                  ------------      ------------
Gross profit                                        15,459,000        15,468,000

Selling, research and development,
  administrative and general expenses               13,645,000        13,913,000
                                                  ------------      ------------
Operating income                                     1,814,000         1,555,000

Interest expense                                          --              84,000
Other (income) expense                                 (87,000)           29,000
                                                  ------------      ------------
Income before income taxes                           1,901,000         1,442,000

Income tax provision                                   699,000           387,000
                                                  ------------      ------------
  Net income                                      $  1,202,000      $  1,055,000
                                                  ============      ============


Earnings per common share:
  Basic                                                  $ .46             $ .41
                                                         =====             =====
  Diluted                                                $ .41             $ .38
                                                         =====             =====



See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 31       December 31
                                                      1998            1997
                                                  ------------    ------------
                                                   (Unaudited)      (Note A)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                       $  4,056,000    $  3,816,000
  Trade accounts receivable, less allowances of
    $1,849,000 in 1998 and $1,771,000 in 1997       38,443,000      40,768,000
  Inventories                                       19,886,000      18,317,000
  Prepaid expenses and deferred income taxes         4,959,000       4,209,000
                                                  ------------    ------------
     TOTAL CURRENT ASSETS                           67,344,000      67,110,000

PROPERTY, PLANT AND EQUIPMENT                       60,765,000      59,526,000
Less: Accumulated depreciation                     (45,211,000)    (44,257,000)
                                                  ------------    ------------
                                                    15,554,000      15,269,000
OTHER ASSETS
  Prepaid pension costs                             12,495,000      11,613,000
                                                  ------------    ------------
                                                  $ 95,393,000    $ 93,992,000
                                                  ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                $  9,681,000    $  8,861,000
  Accrued compensation                               3,627,000       4,890,000
  Advances from customers                            3,466,000       2,977,000
  Accrued income taxes                               2,469,000       1,893,000
  Other accrued liabilities                          7,575,000       7,254,000
                                                  ------------    ------------
     TOTAL CURRENT LIABILITIES                      26,818,000      25,875,000

OTHER LIABILITIES                                    7,558,000       7,628,000

STOCKHOLDERS' EQUITY
  Preferred Stock, 5% cumulative, voting
    and convertible, par value $1 per share:
     Authorized - 325,000 shares
     Issued and outstanding - 175,950 shares           176,000         176,000
  Common Stock, par value $1 per share:
     Authorized - 7,500,000 shares
     Issued and outstanding - 2,605,331 shares
       in 1998 and 2,592,628 shares in 1997          2,605,000       2,593,000
  Capital in excess of par value                    11,163,000      10,980,000
  Retained earnings                                 48,787,000      48,627,000
  Foreign currency translation adjustments          (1,714,000)     (1,887,000)
                                                  ------------    ------------
     TOTAL STOCKHOLDERS' EQUITY                     61,017,000      60,489,000
                                                  ------------    ------------
                                                  $ 95,393,000    $ 93,992,000
                                                  ============    ============

See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31
                                                  --------------------------
                                                     1998           1997
                                                  -----------    -----------
OPERATING ACTIVITIES:
  Net income                                      $ 1,202,000    $ 1,055,000
  Noncash (income) expenses:
     Depreciation                                     913,000        864,000
     Deferred income taxes                           (305,000)      (117,000)
     Pension and other postretirement benefits       (952,000)      (274,000)

  Changes in operating assets and liabilities:
     Trade accounts receivable                      2,325,000     (2,323,000)
     Inventories                                   (1,569,000)       859,000
     Accounts payable                                 820,000      1,574,000
     Other accrued liabilities                        321,000        356,000
     Accrued compensation                          (1,263,000)       595,000
     Advances from customers                          489,000        146,000
     Accrued income taxes                             576,000         26,000
     Prepaid expenses                                (445,000)        10,000
                                                  -----------    -----------
        Net cash provided by (used in)
          operating activities                      2,112,000      2,771,000

INVESTING ACTIVITY:
  Net purchase of property, plant and equipment    (1,162,000)      (300,000)

FINANCING ACTIVITIES:
  Decrease in notes payable to bank                      --       (3,345,000)
  Proceeds from exercise of stock options             195,000           --
  Dividends paid                                   (1,042,000)          --
                                                  -----------    -----------
     Net cash (used in) provided by
       financing activities                          (847,000)    (3,345,000)

Effect of exchange rate changes                       137,000          5,000
                                                  -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                    240,000       (869,000)
Cash and cash equivalents at beginning of year      3,816,000      4,066,000
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                                   $ 4,056,000    $ 3,197,000
                                                  ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MOORE PRODUCTS CO.
March 31, 1998

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the Instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain reclassifications have been made in prior periods' financial statements in order to conform with the current-period basis of presentation.


Note B - Inventories

The components of inventory consist of  the following:
                                  March 31,             December 31,
                                    1998                   1997
                                 -----------            -----------
Completed instruments            $ 3,206,000            $ 3,590,000
Finished parts                    10,256,000              9,078,000
Work in process                    5,952,000              5,196,000
Raw material                         472,000                453,000
                                 -----------            -----------
                                 $19,886,000            $18,317,000
                                 ===========            ===========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MOORE PRODUCTS CO.
March 31, 1998


Note C - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                       Three Months Ended
                                                            March 31
                                                   --------------------------
                                                       1998          1997
                                                   -----------    -----------
Numerator:
  Net income                                       $ 1,202,000    $ 1,055,000
  Preferred stock dividends                             (2,000)        (2,000)
                                                   -----------    -----------
  Numerator for basic earnings per share -
    income available to common stockholders          1,200,000      1,053,000
  Effect of dilutive securities:
    Preferred stock dividends                            2,000          2,000
                                                   -----------    -----------
  Numerator for diluted earnings per share -
    income available to common stockholders
    after assumed conversions                      $ 1,202,000    $ 1,055,000
                                                   ===========    ===========
Denominator:
  Denominator for basic earnings per share -
    weighted average shares                          2,599,761      2,585,972
  Effect of dilutive securities:
    Stock options                                      240,399        114,004
    Convertible preferred stock                         70,380         70,380
                                                   -----------    -----------
  Dilutive potential common shares                     310,779        184,384
                                                   -----------    -----------
    Denominator for diluted earnings per share -
      adjusted weighted average shares and
      assumed conversions                            2,910,540      2,770,356
                                                   ===========    ===========
Basic income per share                                   $ .46          $ .41
                                                         =====          =====
Diluted income per share                                 $ .41          $ .38
                                                         =====          =====

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MOORE PRODUCTS CO.
March 31, 1998


Note D - Comprehensive Income

As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

During the first quarter of 1998 and 1997, total comprehensive income, which is comprised of net income and net change in the accumulated foreign currency translation adjustment account for the three month period, amounted to $1,375,000 and $949,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Sales for the first quarter of 1998 were $38,356,000 compared to $37,818,000 for the same period last year. Higher shipments in the United States were largely offset by lower shipments in Europe.

Order bookings for the first quarter of fiscal 1998 were $45,217,000 compared to $39,217,000 for the same period last year, a 15% increase. This increase is primarily attributed to orders placed for process automation systems products, including orders placed on our United Kingdom subsidiary of approximately $7 million for delivery in 1998. The consolidated backlog of unshipped orders as of March 31, 1998 was $44,874,000 compared to $46,634,000 as of March 31, 1997.

Gross profit for the first quarter was $15,459,000, or 40% of sales, compared to $15,468,000, or 41% of sales, for the first quarter of 1997. As a result of product mix and higher manufacturing costs, gross profit margin percentages declined slightly compared to last year.

Selling, research and development, administrative and general expenses for the first quarter were $13,645,000, or 36% of sales, compared to $13,913,000, or 37% of sales in 1997. Higher payroll, sales and marketing expenses in 1998 were offset by higher net periodic pension income related to the Company's defined benefit pension plan.

There was no interest expense recorded for the first quarter of 1998 compared to $84,000 for the first quarter last year.

The Company's year-to-date effective tax rate was 37% of pretax income compared to 27% for the first three months of 1997. The fluctuation in the rates was attributable to a changing mix of operating results in countries for which loss benefit carryovers are available. Statutory rates are applied to pretax income in the United States. Consistent with previous reporting periods, tax benefits for losses incurred by certain international subsidiaries in tax jurisdictions outside the United States have not been fully recognized for financial reporting purposes because the realization of such benefits is not presently assured.

Net income for the first quarter ended March 31, 1998 was $1,202,000 compared to net income of $1,055,000 for the first quarter of 1997. Diluted net income per share was $0.41 for the first quarter of 1998 compared to $0.38 for the first quarter of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Liquidity and Capital Resources

Cash and cash equivalents increased during the first quarter of 1998 by $240,000. Positive cash flow of $2,112,000, generated from operations, was used to fund capital expenditures and a special 40 cent per share cash dividend on the common stock. Capital expenditures were related primarily to facilities and equipment in support of sales and marketing promotion, and product development.

Working capital decreased $709,000 at March 31, 1998, to $40,526,000 from $41,235,000 at December 31, 1997. Accounts receivable declined $2,325,000 in the first quarter of 1998 following record sales in the fourth quarter of 1997. During the first quarter of 1998 inventory levels increased by $1,569,000 reflecting the increase in order backlog from the year ended 1997.

Cash and cash equivalents amounted to $4,056,000 at March 31, 1998. The Company had no outstanding advances under credit arrangements at March 31, 1998. Management believes that current cash and cash equivalents, cash flow from operations, and its established credit facilities of approximately $16,000,000 should be sufficient during 1998 to fund planned capital expenditures, working capital needs, dividends, and other cash requirements.

The Company has reviewed computer systems to identify and address code changes, testing, and implementation procedures necessary to make these systems Year 2000 compliant. Management believes that after modification to existing software and conversion to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems. The Company expects to be compliant by the end of the calendar year 1998. The Company is conducting ongoing discussions with its suppliers and key customers to ensure that those parties have taken appropriate steps to address Year 2000 issues in their systems which may interface with the Company's systems or otherwise impact operations. The Company has determined that current product offerings are Year 2000 compliant. For very limited older generation products, the Company is in communications with customers with advice on recommended corrective actions. Amounts expended for Year 2000 projects have not been and are not expected to be significant to the Company's results of operations or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


    This report contains various forward-looking statements and includes assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and subject to risks and uncertainties. The Company does not undertake any obligation to publicly release the results of any revisions that may be made to these forward-looking statements to reflect any future events or circumstances. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important factors that, among others, could cause the actual results and events to differ materially from those set forth in or implied by forward-looking statements and related assumptions. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of global economic conditions; the impact of competitive products and pricing; product development and technological difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business conditions; and changes in government laws and regulations, including taxes.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

 Exhibit
  Number                         Description
 -------  -------------------------------------------------------------------
   27.1   Financial Data Schedule for Quarter Ended March 31, 1998.

   27.2 Restated Financial Data Schedule for Quarters Ended March 31, 1997, June 30, 1997 and September 30, 1997.

   27.3   Restated Financial Data Schedule for Year Ended December 31, 1997.

                      -------------------------------------

(b) No reports on Form 8-K were filed during the most recently completed fiscal quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          MOORE PRODUCTS CO.





Dated: May 13, 1998                  By: /s/ R. E. Wisniewski
                                         --------------------------------------
                                     As Secretary and Treasurer and as
                                     Principal Financial and Accounting Officer