Form 10-Q
period 1998-06-30
MOORE PRODUCTS CO
filed 1998-08-13
CIK 67975

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998
                                    -------------

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

     As of July 31, 1998, the number of shares of Registrant's Common Stock outstanding was 2,616,071.

                                      PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                               MOORE PRODUCTS CO.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Six Months Ended
                                                            June 30
                                                   --------------------------
                                                      1998            1997
                                                      ----            ----

Net sales                                          $81,998,000    $75,715,000
Cost of sales                                       49,566,000     44,273,000
                                                   -----------    -----------
Gross profit                                        32,432,000     31,442,000
Selling, research and development,
     administrative and general expenses            28,195,000     28,351,000
                                                   -----------    -----------
Operating income                                     4,237,000      3,091,000
Interest expense                                        20,000        167,000
Other (income) expense                                (204,000)       (63,000)
                                                   -----------    ------------
Income before income taxes                           4,421,000      2,987,000
Income tax provision                                 1,862,000        884,000
                                                   -----------    -----------
     Net income                                    $ 2,559,000    $ 2,103,000
                                                   ===========    ===========

Earnings per common share:
     Basic                                                $.98           $.81
                                                          ====           ====
     Diluted                                              $.88           $.76
                                                          ====           ====




See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       Three Months Ended
                                                            June 30
                                                   --------------------------
                                                      1998            1997
                                                      ----            ----


Net sales                                          $43,642,000    $37,897,000

Cost of sales                                       26,669,000     21,923,000
                                                   -----------    -----------

Gross profit                                        16,973,000     15,974,000

Selling, research and development,
     administrative and general expenses            14,550,000     14,438,000
                                                   -----------    -----------

Operating income                                     2,423,000      1,536,000

Interest expense                                        20,000         83,000
Other (income) expense                                (116,000)       (92,000)
                                                   -----------    ------------

Income before income taxes                           2,519,000      1,545,000

Income tax provision                                 1,163,000        497,000
                                                   -----------    -----------

     Net income                                    $ 1,356,000    $ 1,048,000
                                                   ===========    ===========



Earnings per common share:
     Basic                                                $.52           $.40
                                                          ====           ====
     Diluted                                              $.47           $.38
                                                          ====           ====




See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 June 30          December 31
                                                                  1998               1997
                                                                -----------       -----------
                                                                (Unaudited)         (Note A)

ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                  $  3,364,000      $  3,816,000
     Trade accounts receivable, less allowances of
       $1,712,000 in 1998 and $1,771,000 in 1997                  39,503,000        40,768,000
     Inventories                                                  18,951,000        18,317,000
     Prepaid expenses and deferred income taxes                    4,772,000         4,209,000
                                                                ------------      ------------
          TOTAL CURRENT ASSETS                                    66,590,000        67,110,000

PROPERTY, PLANT AND EQUIPMENT                                     62,444,000        59,526,000
Less:  Accumulated depreciation                                  (46,036,000)      (44,257,000)
                                                                ------------      ------------
                                                                  16,408,000        15,269,000
OTHER ASSETS
     Prepaid pension costs                                        13,379,000        11,613,000
                                                                ------------      ------------
                                                                $ 96,377,000      $ 93,992,000
                                                                ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                           $  8,765,000      $  8,861,000
     Accrued compensation                                          3,956,000         4,890,000
     Advances from customers                                       3,923,000         2,977,000
     Accrued income taxes                                          1,973,000         1,893,000
     Other accrued liabilities                                     7,906,000         7,254,000
                                                                ------------      ------------
          TOTAL CURRENT LIABILITIES                               26,523,000        25,875,000

OTHER LIABILITIES                                                  7,556,000         7,628,000

STOCKHOLDERS' EQUITY
     Preferred Stock, 5% cumulative, voting
       and convertible, par value $1 per
       share:
          Authorized - 325,000 shares
          Issued and outstanding - 175,950 shares                    176,000           176,000
     Common Stock, par value $1 per share:
          Authorized - 7,500,000 shares
          Issued and outstanding - 2,614,071 shares
            in 1998 and 2,592,628 shares in 1997                   2,614,000         2,593,000
     Capital in excess of par value                               11,296,000        10,980,000
     Retained earnings                                            50,141,000        48,627,000
     Foreign currency translation adjustments                     (1,929,000)       (1,887,000)
                                                                ------------      ------------
          TOTAL STOCKHOLDERS' EQUITY                              62,298,000        60,489,000
                                                                ------------      ------------
                                                                $ 96,377,000      $ 93,992,000
                                                                 ===========       ===========


See Notes to Condensed Consolidated Financial Statements.

                                            MOORE PRODUCTS CO.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                                      Six Months Ended
                                                                          June 30
                                                                -----------------------------
                                                                   1998               1997
                                                                   ----               ----
OPERATING ACTIVITIES:
     Net income                                                 $ 2,559,000       $ 2,103,000
     Noncash (income) expenses:
          Depreciation                                            1,866,000         1,749,000
          Deferred income taxes                                    (321,000)         (133,000)
          Pension and other postretirement benefits              (1,836,000)         (964,000)

     Changes in operating assets and liabilities:
          Trade accounts receivable                               1,265,000        (1,565,000)
          Inventories                                              (634,000)         (132,000)
          Accounts payable                                          (96,000)        2,514,000
          Other accrued liabilities                                 652,000           245,000
          Accrued compensation                                     (934,000)          809,000
          Advances from customers                                   946,000         1,416,000
          Accrued income taxes                                       80,000            97,000
          Prepaid expenses                                         (244,000)           48,000
                                                                -----------       -----------
                Net cash provided by (used in)
                  operating activities                            3,303,000         6,187,000

INVESTING ACTIVITY:
     Net purchase of property, plant and equipment               (3,026,000)       (1,197,000)

FINANCING ACTIVITIES:
     Decrease in notes payable to bank                                  ---        (4,230,000)
     Proceeds from exercise of stock options                        337,000               ---
     Dividends paid                                              (1,044,000)              ---
                                                                -----------       -----------
          Net cash (used in) provided by
            financing activities                                   (707,000)       (4,230,000)

Effect of exchange rate changes                                     (22,000)          (90,000)
                                                                ------------      ------------

NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                                              (452,000)          670,000
Cash and cash equivalents at beginning of year                    3,816,000         4,066,000
                                                                -----------       -----------
CASH AND CASH EQUIVALENTS
     END OF PERIOD                                              $ 3,364,000       $ 4,736,000
                                                                ===========       ===========

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MOORE PRODUCTS CO.
June 30, 1998


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the Instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain reclassifications have been made in prior periods' financial statements in order to conform to the current-period basis of presentation.


Note B - Inventories

The components of inventory consist of the following:

                                          June 30       December 31
                                           1998            1997
                                        -----------     -----------

Completed instruments                   $ 3,300,000     $ 3,590,000
Finished parts                            9,834,000       9,078,000
Work in process                           5,385,000       5,196,000
Raw material                                432,000         453,000
                                        -----------     -----------
                                        $18,951,000     $18,317,000
                                        ===========     ===========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MOORE PRODUCTS CO.
June 30, 1998


Note C - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                           Six Months Ended
                                                                June 30
                                                        -----------------------
                                                           1998         1997
                                                           ----         ----
Numerator:
     Net income                                         $2,559,000   $2,103,000
     Preferred stock dividends                              (4,000)      (4,000)
                                                        ----------   ----------
     Numerator for basic earnings per share -
       income available to common stockholders           2,555,000    2,099,000
     Effect of dilutive securities:
       Preferred stock dividends                             4,000        4,000
                                                        ----------   ----------
     Numerator for diluted earnings per share -
       income available to common stockholders
       after assumed conversions                        $2,559,000   $2,103,000
                                                        ==========   ==========

Denominator:
     Denominator for basic earnings per share -
       weighted average shares                           2,606,281    2,585,972
     Effect of dilutive securities:
       Stock options                                       234,628      104,165
       Convertible preferred stock                          70,380       70,380
                                                        ----------   ----------
     Dilutive potential common shares                      305,008      174,545
                                                        ----------   ----------
       Denominator for diluted earnings per share -
         adjusted weighted average shares and
         assumed conversions                             2,911,289    2,760,517
                                                        ==========   ==========

Basic income per share                                        $.98         $.81
                                                             =====        =====

Diluted income per share                                      $.88         $.76
                                                             =====        =====

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MOORE PRODUCTS CO.
June 30, 1998


Note C - Earnings per Share (continued)

                                                           Three Months Ended
                                                                June 30
                                                        -----------------------
                                                           1998         1997
                                                           ----         ----
Numerator:
     Net income                                         $1,356,000   $1,048,000
     Preferred stock dividends                              (2,000)      (2,000)
                                                        ----------   ----------
     Numerator for basic earnings per share -
       income available to common stockholders           1,354,000    1,046,000
     Effect of dilutive securities:
       Preferred stock dividends                             2,000        2,000
                                                        ----------   ----------
     Numerator for diluted earnings per share -
       income available to common stockholders
       after assumed conversions                        $1,356,000   $1,048,000
                                                        ==========   ==========

Denominator:
     Denominator for basic earnings per share -
       weighted average shares                           2,609,350    2,585,972
     Effect of dilutive securities:
       Stock options                                       224,209       93,109
       Convertible preferred stock                          70,380       70,380
                                                        ----------   ----------
     Dilutive potential common shares                      294,589      163,489
                                                        ----------   ----------
       Denominator for diluted earnings per share -
         adjusted weighted average shares and
         assumed conversions                             2,903,939    2,749,461
                                                        ==========   ==========

Basic income per share                                        $.52         $.40
                                                              ====         ====

Diluted income per share                                      $.47         $.38
                                                              ====         ====
                                       8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MOORE PRODUCTS CO.
June 30, 1998


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

During the six-month periods ended June 30, 1998 and 1997, total comprehensive income, which is comprised of net income and net change in the accumulated foreign currency translation adjustment account for the six month period, amounted to $2,517,000 and $1,926,000, respectively. For the quarters ended June 30, 1998 and 1997, total comprehensive income, which is comprised of net income and net change in the accumulated foreign currency translation adjustment account for the three month period, amounted to $1,141,000 and $977,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Moore Products Co. ("Moore") sales for the second quarter of 1998 were $43,642,000 compared to $37,897,000 for the same period last year, an increase of 15%. Year-to-date sales for the six months ended June 30, 1998 were $81,998,000 compared to $75,715,000 for the same period last year, an 8% increase. These increases reflect higher shipments of process control and measurement systems from operations in the United States and the United Kingdom.

Order bookings for the second quarter of fiscal 1998 were $43,457,000 compared to $38,430,000 for the same period last year, a 13% increase. Year-to-date order bookings grew by 14% to $88,782,000 from $77,701,000 last year. These increases are primarily attributed to orders placed for process control automation systems products. The consolidated backlog of unshipped orders as of June 30, 1998 was $44,364,000 compared to $46,530,000 as of June 30, 1997.

Gross profit for the quarter was $16,973,000, or 39% of sales, compared to $15,974,000, or 42% of sales, for the second quarter of 1997. Gross profit year-to-date was $32,432,000, or 40% of sales, compared to $31,442,000, or 42% of sales, in 1997. As a result of product mix and higher manufacturing costs, gross profit margin percentages declined compared to last year.

Selling, research and development, administrative and general expenses for the second quarter were $14,550,000, or 33% of sales, compared to $14,438,000, or 38% of sales in 1997. These expenses year-to-date were $28,195,000, or 34% of sales, compared to $28,351,000, or 37% of sales, in 1997. Higher payroll, sales and marketing expenses in 1998 were offset by higher net periodic pension income related to Moore's defined benefit pension plan. Net periodic pension income for the second quarter of 1998 was $883,000 compared to $274,000 for the same period last year. For the six months ended June 30, 1998, net periodic pension income was $1,766,000 compared to $548,000 for the same period last year.

Interest expense for the second quarter of 1998 was $20,000 compared to $83,000 for the same quarter last year. Year-to-date interest expense was $20,000 compared to $167,000 for the same six-month period in 1997. The decrease from last year was attributed to reduced borrowing activity in 1998.

Moore's year-to-date effective tax rate was 42% of pretax income compared to 30% for the first six months of 1997. The fluctuation in the rates was attributable to a changing mix of operating results in countries for which loss benefit carryovers are available. Statutory rates are applied to pretax income in the United States. Consistent with

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

previous reporting periods, tax benefits for losses incurred by certain international subsidiaries in tax jurisdictions outside the United States have not been fully recognized for financial reporting purposes because the realization of such benefits is not presently assured.

Net income for the second quarter ended June 30, 1998 was $1,356,000 compared to net income of $1,048,000 for the same quarter of 1997. For the six months ended June 30, 1998, net income was $2,559,000 compared to $2,103,000 for the same period in 1997. Diluted net income per share was $0.47 for the second quarter of 1998 compared to $0.38 for the second quarter of 1997. For the six months ended June 30, 1998, diluted net income per share was $0.88 compared to $0.76 in 1997.

Liquidity and Capital Resources

Cash and cash equivalents decreased during the six-month period ended June 30, 1998 by $452,000. Positive cash flow of $3,303,000, generated from operations, was used to fund capital expenditures and a special 40-cent per share cash dividend on the common stock. Capital expenditures were related primarily to facilities and equipment in support of sales and marketing promotion, and product development.

Working capital decreased $1,168,000 at June 30, 1998, to $40,067,000 from $41,235,000 at December 31, 1997. Accounts receivable declined $1,265,000 in the first six months of 1998 following record sales in the fourth quarter of 1997. During the first six months of 1998, inventory levels increased by $634,000 reflecting the increase in order backlog from the year ended December 31, 1997.

Cash and cash equivalents amounted to $3,364,000 at June 30, 1998. Moore had no outstanding advances under credit arrangements at June 30, 1998. Management believes that current cash and cash equivalents, cash flow from operations, and its established credit facilities of approximately $16,000,000 should be sufficient during 1998 to fund planned capital expenditures, working capital needs, dividends, and other cash requirements.

Moore has reviewed both information technology and non-information technology systems to identify and address code changes, testing, and implementation procedures necessary to make these systems Year 2000 compliant. Management believes that after modification to existing software and conversion to new software, the Year 2000 problem will not pose significant operational problems for Moore. As of June 30, 1998, the significant U.S.-based business computer systems, operating and application software have been modified and tested. Moore expects remaining information technology systems, which are primarily in subsidiary locations, and other non-information technology systems to be compliant by the end of the calendar year 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Moore is conducting ongoing discussions with its suppliers and key customers in an attempt to ensure that those parties have taken appropriate steps to address Year 2000 issues in their systems which may interface with Moore's systems or otherwise impact operations. Moore's current product offerings are all designed to be Year 2000 compliant. We expect to have completed all testing to confirm Year 2000 compliance of all current product offerings by the end of 1998. For limited older generation products, Moore is in communications with customers with advice on recommended corrective actions. Because Moore expects to be compliant for all business critical systems, no contingency plans have been established at this time. Amounts expended for Year 2000 projects have not been and are not expected to be significant to Moore's results of operations or financial condition. The total cost of Year 2000 projects is estimated to be less than $700,000. Most of this cost involves internal resources committed to testing and evaluation of the Company's products and upgrade of existing business systems.

        This report contains various forward-looking statements and includes assumptions concerning Moore's operations, future results and prospects. These forward-looking statements are based on current expectations and subject to risks and uncertainties. Moore does not undertake any obligation to publicly release the results of any revisions that may be made to these forward-looking statements to reflect any future events or circumstances. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Moore provides this cautionary statement identifying important factors that, among others, could cause the actual results and events to differ materially from those set forth in or implied by forward-looking statements and related assumptions. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of global economic conditions; the impact of competitive products and pricing; product development and technological difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business conditions; and changes in government laws and regulations, including taxes.

                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

On May 1, 1998, the Registrant held its Annual Meeting of Shareholders at which time three directors were elected to serve for terms expiring in 2002. The tabulation of votes with respect to each nominee was as follows: Donald E. Bogle, For - 3,042,602, Withheld - 11,626; F. Lawton Hindle, For - 3,032,751,
Withheld - 21,477; Thomas C. Moore, For - 3,042,200, Withheld - 12,028.


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit
Number                                Description
-------       ------------------------------------------------------------------

  27          Financial Data Schedule for Quarter Ended June 30, 1998.

                         ---------------------------------


(b) No reports on Form 8-K were filed during the most recently completed fiscal quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 MOORE PRODUCTS CO.





Dated: August 12, 1998           By: /s/R. E. Wisniewski
                                     -------------------------------------
                                     As Secretary and Treasurer and as
                                     Principal Financial and Accounting Officer