Form 10-Q
period 1998-09-30
MOORE PRODUCTS CO
filed 1998-11-13
CIK 67975

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1998
                                   ---------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________  to  ___________________

Commission file number       0-545
                        ----------------

                               Moore Products Co.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Pennsylvania                                          23-1427830
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


            Spring House, PA                                     19477
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

(Registrant's telephone number, including area code)        (215) 646-7400
                                                          -------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes [X]     No [ ]

As of October 31, 1998, the number of shares of Registrant's Common Stock outstanding was 2,617,071.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                               MOORE PRODUCTS CO.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Nine Months Ended
                                                          September 30
                                                 ------------------------------
                                                     1998              1997
                                                     ----              ----

Net sales                                        $122,736,000      $116,138,000

Cost of sales                                      74,494,000        67,339,000
                                                 ------------      ------------

Gross profit                                       48,242,000        48,799,000

Selling, research and development,
     administrative and general expenses           42,246,000        42,624,000
                                                 ------------      ------------

Operating income                                    5,996,000         6,175,000

Interest expense                                       60,000           170,000
Other (income) expense                               (289,000)         (147,000)
                                                 ------------      ------------

Income before income taxes                          6,225,000         6,152,000

Income tax provision                                3,089,000         2,262,000
                                                 ------------      ------------

     Net income                                  $  3,136,000      $  3,890,000
                                                 ============      ============



Earnings per common share:
     Basic                                              $1.20             $1.50
                                                        =====             =====
     Diluted                                            $1.09             $1.41
                                                        =====             =====




See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Three Months Ended
                                                        September 30
                                              ---------------------------------
                                                  1998                 1997
                                                  ----                 ----

Net sales                                     $ 40,738,000         $ 40,423,000

Cost of sales                                   24,928,000           23,066,000
                                              ------------         ------------

Gross profit                                    15,810,000           17,357,000

Selling, research and development,
     administrative and general expenses        14,051,000           14,273,000
                                              ------------         ------------

Operating income                                 1,759,000            3,084,000

Interest expense                                    40,000                3,000
Other (income) expense                             (85,000)             (84,000)
                                              ------------         ------------

Income before income taxes                       1,804,000            3,165,000

Income tax provision                             1,227,000            1,378,000
                                              ------------         ------------

     Net income                               $    577,000         $  1,787,000
                                              ============         ============



Earnings per common share:
     Basic                                           $ .22                $ .69
                                                     =====                =====
     Diluted                                         $ .20                $ .65
                                                     =====                =====


See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   September 30          December 31
                                                                       1998                   1997
                                                                    (Unaudited)             (Note A)
                                                                   ------------           ------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                     $  2,870,000           $  3,816,000
     Trade accounts receivable, less allowances of
       $1,742,000 in 1998 and $1,771,000 in 1997                     38,203,000             40,768,000
     Inventories                                                     19,770,000             18,317,000
     Prepaid expenses and deferred income taxes                       5,042,000              4,209,000
                                                                   ------------           ------------
          TOTAL CURRENT ASSETS                                       65,885,000             67,110,000

PROPERTY, PLANT AND EQUIPMENT                                        63,286,000             59,526,000
Less:  Accumulated depreciation                                     (46,993,000)           (44,257,000)
                                                                   ------------           ------------
                                                                     16,293,000             15,269,000
OTHER ASSETS
     Prepaid pension costs                                           14,262,000             11,613,000
                                                                   ------------           ------------
                                                                   $ 96,440,000           $ 93,992,000
                                                                   ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable to bank                                         $  1,700,000           $       --
     Accounts payable                                                 5,554,000              8,861,000
     Accrued compensation                                             3,636,000              4,890,000
     Advances from customers                                          4,149,000              2,977,000
     Accrued income taxes                                             2,464,000              1,893,000
     Other accrued liabilities                                        8,812,000              7,254,000
                                                                   ------------           ------------
          TOTAL CURRENT LIABILITIES                                  26,315,000             25,875,000

OTHER LIABILITIES                                                     7,553,000              7,628,000

STOCKHOLDERS' EQUITY
     Preferred Stock, 5% cumulative, voting and
       convertible, par value $1 per share:
          Authorized - 325,000 shares
          Issued and outstanding - 175,950 shares                       176,000                176,000
     Common Stock, par value $1 per share:
          Authorized - 7,500,000 shares
          Issued and outstanding - 2,616,871 shares
            in 1998 and 2,592,628 shares in 1997                      2,617,000              2,593,000
     Capital in excess of par value                                  11,338,000             10,980,000
     Retained earnings                                               50,715,000             48,627,000
     Foreign currency translation adjustments                        (2,274,000)            (1,887,000)
                                                                   ------------           ------------
          TOTAL STOCKHOLDERS' EQUITY                                 62,572,000             60,489,000
                                                                   ------------           ------------
                                                                   $ 96,440,000           $ 93,992,000
                                                                   ============           ============

See Notes to Condensed Consolidated Financial Statements

                               MOORE PRODUCTS CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Nine Months Ended
                                                                    September 30
                                                          ---------------------------------
                                                              1998                  1997
                                                          -----------           -----------
OPERATING ACTIVITIES:
  Net income                                              $ 3,136,000           $ 3,890,000
  Noncash (income) expenses:
       Depreciation                                         2,903,000             2,619,000
       Deferred income taxes                                 (348,000)             (209,000)
       Pension and other postretirement benefits           (2,719,000)           (1,226,000)

  Changes in operating assets and liabilities:
       Trade accounts receivable                            2,565,000            (3,385,000)
       Inventories                                         (1,453,000)             (327,000)
       Accounts payable                                    (3,307,000)              969,000
       Other accrued liabilities                            1,558,000               965,000
       Accrued compensation                                (1,254,000)            1,462,000
       Advances from customers                              1,172,000             1,342,000
       Accrued income taxes                                   571,000               742,000
       Prepaid expenses                                      (490,000)              102,000
                                                          -----------           -----------
             Net cash provided by (used in)
               operating activities                         2,334,000             6,944,000

INVESTING ACTIVITY:
  Net purchase of property, plant and equipment            (3,968,000)           (1,904,000)

FINANCING ACTIVITIES:
  Increase (decrease) in notes payable to bank              1,700,000            (4,230,000)
  Proceeds from exercise of stock options                     382,000                41,000
  Dividends paid                                           (1,047,000)              (39,000)
                                                          -----------           -----------
    Net cash provided by (used in)
      financing activities                                  1,035,000            (4,228,000)

Effect of exchange rate changes                              (347,000)             (256,000)
                                                          -----------           -----------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                           (946,000)              556,000
Cash and cash equivalents at beginning of year              3,816,000             4,066,000
                                                          -----------           -----------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                                           $ 2,870,000           $ 4,622,000
                                                          ===========           ===========

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MOORE PRODUCTS CO.
September 30, 1998


Note A - Basis of Presentation
------------------------------


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the Instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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


Note B - Inventories
--------------------


The components of inventory consist of the following:

                               September 30          December 31
                                   1998                 1997
                               -----------          -----------
Completed instruments          $ 3,339,000          $ 3,590,000
Finished parts                   7,960,000            9,078,000
Work in process                  8,056,000            5,196,000
Raw material                       415,000              453,000
                               -----------          -----------
                               $19,770,000          $18,317,000
                               ===========          ===========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MOORE PRODUCTS CO.
September 30, 1998


Note C - Earnings per Share
---------------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                                                        Nine Months Ended
                                                                            September 30
                                                                   -----------------------------
                                                                      1998               1997
                                                                   ----------         ----------
Numerator:
     Net income                                                    $3,136,000         $3,890,000
     Preferred stock dividends                                         (7,000)            (7,000)
                                                                   ----------         ----------
     Numerator for basic earnings per share -
       income available to common stockholders                      3,129,000          3,883,000
     Effect of dilutive securities:
       Preferred stock dividends                                        7,000              7,000
                                                                   ----------         ----------
     Numerator for diluted earnings per share -
       income available to common stockholders
       after assumed conversions                                   $3,136,000         $3,890,000
                                                                   ==========         ==========

Denominator:
     Denominator for basic earnings per share -
       weighted average shares                                      2,609,799          2,586,432
     Effect of dilutive securities:
       Stock options                                                  198,925            103,455
       Convertible preferred stock                                     70,380             70,380
                                                                   ----------         ----------
     Dilutive potential common shares                                 269,305            173,835
                                                                   ----------         ----------
       Denominator for diluted earnings per share -
         adjusted weighted average shares and
         assumed conversions                                        2,879,104          2,760,267
                                                                   ==========         ==========

Basic income per share                                                 $1.20              $1.50
                                                                       =====              =====

Diluted income per share                                               $1.09              $1.41
                                                                       =====              =====

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MOORE PRODUCTS CO.
September 30, 1998


Note C - Earnings per Share (continued)
---------------------------------------

                                                               Three Months Ended
                                                                   September 30
                                                           -----------------------------
                                                              1998               1997
                                                           ----------         ----------
Numerator:
     Net income                                            $  577,000         $1,787,000
     Preferred stock dividends                                 (2,000)            (2,000)
                                                           ----------         ----------
     Numerator for basic earnings per share -
       income available to common stockholders                575,000          1,785,000
     Effect of dilutive securities:
       Preferred stock dividends                                2,000              2,000
                                                           ----------         ----------
     Numerator for diluted earnings per share -
       income available to common stockholders
       after assumed conversions                           $  577,000         $1,787,000
                                                           ==========         ==========

Denominator:
     Denominator for basic earnings per share -
       weighted average shares                              2,616,384          2,587,352
     Effect of dilutive securities:
       Stock options                                          135,799            102,121
       Convertible preferred stock                             70,380             70,380
                                                           ----------         ----------
     Dilutive potential common shares                         206,179            172,501
                                                           ----------         ----------
       Denominator for diluted earnings per share -
         adjusted weighted average shares and
         assumed conversions                                2,822,563          2,759,853
                                                           ==========         ==========

Basic income per share                                          $ .22              $ .69
                                                                =====              =====

Diluted income per share                                        $ .20              $ .65
                                                                =====              =====

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MOORE PRODUCTS CO.
September 30, 1998


Note D - Comprehensive Income
-----------------------------

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

During the nine month periods ended September 30, 1998 and 1997, total comprehensive income, which is comprised of net income and net change in the accumulated foreign currency translation adjustment account for the nine month period, amounted to $2,749,000 and $3,483,000, respectively. For the quarters ended September 30, 1998 and 1997, total comprehensive income, which is comprised of net income and net change in the accumulated foreign currency translation adjustment account for the three month period, amounted to $232,000 and $1,557,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This report contains various forward-looking statements and includes assumptions concerning Moore Products Co.'s ("Moore") operations, future results and prospects. These forward-looking statements are based on current expectations and subject to risks and uncertainties. Moore does not undertake any obligation to publicly release the results of any revisions that may be made to these forward-looking statements to reflect any future events or circumstances. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Moore provides this cautionary statement identifying important factors that, among others, could cause the actual results and events to differ materially from those set forth in or implied by forward-looking statements and related assumptions. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of global economic conditions; the impact of competitive products and pricing; product development and technological difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business conditions; and changes in government laws and regulations, including taxes.

Results of Operations

Moore sales for the third quarter of 1998 were $40,738,000 compared to $40,423,000 for the same period last year. Year to date sales for the nine months ended September 30, 1998 were $122,736,000 compared to $116,138,000 for the same period last year, a 6% increase. These increases reflect higher shipments of process control and measurement systems from operations in the United States and the United Kingdom.

Order bookings for the third quarter of fiscal 1998 were $42,680,000 compared to $42,309,000 for the same period last year. A slowing in sales order growth is attributed to a strategic shift in 1998 from direct to indirect distribution for certain measurement and control products in the United States. Several agreements have only recently been concluded within the third quarter of 1998 and are expected to improve future sales coverage for these products. Year to date order bookings grew by 10% to $131,462,000 from $120,010,000 last year. These increases are primarily attributed to orders placed for process control automation systems products. The consolidated backlog of unshipped orders as of September 30, 1998 was $46,302,000 compared to $47,893,000 as of September 30, 1997.

Gross profit for the quarter was $15,810,000, or 39% of sales, compared to $17,357,000, or 43% of sales, for the third quarter of 1997. Gross profit year to date was $48,242,000, or 39% of sales, compared to $48,799,000, or 42% of sales, in 1997. Gross profit margin percentages declined compared to last year as a result of margin erosion on a large power project in the United Kingdom, product mix and higher manufacturing costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Selling, research and development, administrative and general expenses for the third quarter were $14,051,000, or 34% of sales, compared to $14,273,000, or 35% of sales in 1997. These expenses year to date were $42,246,000, or 34% of sales, compared to $42,624,000, or 37% of sales, in 1997. Higher payroll, sales and marketing expenses in 1998 were offset by higher net periodic pension income related to Moore's defined benefit pension plan. Net periodic pension income for the third quarter of 1998 was $883,000 compared to $274,000 for the same period last year. For the nine months ended September 30, 1998, net periodic pension income was $2,649,000 compared to $821,000 for the same period last year.

Interest expense for the third quarter of 1998 was $40,000 compared to $3,000 for the same quarter last year. Year to date interest expense was $60,000 compared to $170,000 for the same nine month period in 1997. The decrease from last year was attributed to reduced borrowing in 1998.

Moore's year to date effective tax rate was 50% of pretax income compared to 37% for the first nine months of 1997. The fluctuation in the rates was attributable to a changing mix of operating results and losses in countries for which current loss benefits are not available. Statutory rates are applied to pretax income in the United States. Consistent with previous reporting periods, tax benefits for losses incurred by certain international subsidiaries in tax jurisdictions outside the United States have not been fully recognized for financial reporting purposes because the realization of such benefits is not presently assured.

Net income for the third quarter ended September 30, 1998 was $577,000 compared to net income of $1,787,000 for the same quarter of 1997. For the nine months ended September 30, 1998, net income was $3,136,000 compared to $3,890,000 for the same period in 1997. Diluted net income per share was $0.20 for the third quarter of 1998 compared to $0.65 for the third quarter of 1997. For the nine months ended September 30, 1998, diluted net income per share was $1.09 compared to $1.41 in 1997.

Recent trends in crude oil prices and worldwide economic concerns have caused customers in certain process industries to reevaluate capital investment plans. This may further slow opportunities for sales growth by Moore in the near term. However, it is felt that Moore's current product offerings and recent enhancements to APACS+ and QUADLOG systems offer an attractive value in open automation solutions to customers seeking to maximize return on process automation investments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Liquidity and Capital Resources

Cash and cash equivalents decreased during the nine-month period ended September 30, 1998 by $946,000. Positive cash flow of $2,334,000, generated from operations, was used to fund capital expenditures and a special 40-cent per share cash dividend on the common stock. Capital expenditures are related primarily to facilities and equipment in support of sales and marketing promotion, and product development.

Working capital decreased $1,665,000 at September 30, 1998, to $39,570,000 from $41,235,000 at December 31, 1997. Accounts receivable declined $2,565,000 in the first nine months of 1998 following record sales in the fourth quarter of 1997 and subsequent collections. During the first nine months of 1998, inventory levels increased by $1,453,000 reflecting the increase in order backlog from the year ended December 31, 1997.

Cash and cash equivalents amounted to $2,870,000 at September 30, 1998. Moore had $1,700,000 of outstanding advances under credit arrangements at September 30, 1998. Management believes that current cash and cash equivalents, cash flow from operations, and its established credit facilities of approximately $16,000,000 should be sufficient during 1998 to fund planned capital expenditures, working capital needs, dividends, and other cash requirements.

Year 2000 Readiness Disclosures

Moore has reviewed its internal information technology and non-information technology systems to identify and address code changes, testing, and implementation procedures necessary to make these systems Year 2000 compliant. Management currently believes that after modification to existing software and conversion to new software, the Year 2000 problem will not pose significant operational problems. Moore's significant U.S.-based business computer systems, operating and application software have been modified and tested. Remaining information technology systems, which are primarily in subsidiary locations, and other non-information technology systems are expected to be compliant by the end of the calendar year 1998. Moore is conducting ongoing discussions with its suppliers and customers in an attempt to ensure that those parties have taken appropriate steps to address Year 2000 issues in their systems which may interface with Moore's business systems or otherwise impact Moore's operations. Moore is not aware of any supplier or customer with a Year 2000 issue that would impact Moore significantly.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Moore has made an assessment of its current product offerings and identified all products that have date-sensitive software or embedded chips. Initial analysis suggests that Year 2000 compliance will have minimal impact on Moore's products. Test plans to confirm proper operation have been developed and are currently underway for these products. Such testing is approximately 60% complete and is expected to be completed by December 31, 1998.

Because Moore expects to be compliant for all business critical systems, no contingency plans have been established at this time. Amounts expended for Year 2000 projects have not been and are not expected to be significant to Moore's results of operations or financial condition. The total cost of Year 2000 projects, incurred to date and/or expected to be incurred, is currently estimated to be $700,000. Most of this cost involves internal resources committed to testing and evaluation of the Company's products and upgrade of existing business systems.

                           PART II. OTHER INFORMATION

Item 5.  Other Information.

Recently, the Securities and Exchange Commission adopted a new proxy rule (Rule 14a-4(c)(i) under the Securities Exchange Act of 1934) which specifies the circumstances in which a company's annual meeting proxies executed by its shareholders may confer discretionary authority on the persons named in the proxies to vote on shareholder proposals which may be presented at the annual meeting. Under this new rule, such proxies may confer discretionary authority to vote on shareholder proposals presented at an annual meeting if: (i) the company did not have notice of the shareholder proposal at least 45 days before the date on which the company first mailed its proxy materials for the prior year's annual meeting, and (ii) a specific statement to that effect is made in the company's proxy statement or form of proxy.

The Company intends to avail itself of the provisions of Rule 14a-4(c)(i), and accordingly, with respect to the Company's 1999 annual meeting, Company proxies executed by shareholders will be deemed to have granted discretionary authority to vote on any shareholder proposals presented at the 1999 annual meeting of which the Company has not received written notice (addressed to the Company at its principal executive offices set forth on the cover page of this Report,
Attention: Corporate Secretary) by February 10, 1999, or such other date as the Company may hereafter specify.

The foregoing has no affect on the requirement (as set forth in the Company's proxy statement for its May 1, 1998 annual meeting) that in order to be eligible for inclusion in the Company's proxy statement relating to its 1999 annual meeting, shareholder proposals must be received by the Company not later than December 7, 1998.


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

Exhibit
Number                                  Description
------                                  -----------
 27          Financial Data Schedule for Quarter Ended September 30, 1998.


                                ----------------

(b) No reports on Form 8-K were filed during the most recently completed fiscal quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        MOORE PRODUCTS CO.



Dated:  November 12, 1998               By: /s/ R. E. Wisniewski
                                            ------------------------------------
                                            As Secretary and Treasurer and as
                                            Principal Financial and Accounting
                                            Officer