Form 10-K
period 1998-12-31
MOORE PRODUCTS CO
filed 1999-03-26
CIK 67975

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998.

Commission file no. 0-545.
                    ------

                               Moore Products Co.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Pennsylvania                                   23-1427830
   ----------------------                  ----------------------------------
  (State of incorporation)                (I.R.S. Employer Identification No.)

      Spring House, Pennsylvania                       19477-0900
---------------------------------------                -----------
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

The aggregate market value of voting stock of the Registrant held by nonaffiliates (as explained at the end of Part I, Item 4 of this report) as of March 1, 1999, was approximately $48,300,000.

Common stock outstanding at March 1, 1999, was 2,637,091 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held April 30, 1999, are incorporated by reference into Part III of this report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     This report contains various forward-looking statements and includes assumptions concerning Moore's operations, future results, and prospects. These forward-looking statements are based on current expectations and are subject to risks and uncertainties. The company does not undertake any obligation to publicly release the results of any revisions that may be made to these forward-looking statements to reflect any future events or circumstances.

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Moore provides this cautionary statement identifying important factors that, among others, could cause the actual results and events to differ materially from those set forth in or implied by forward-looking statements and related assumptions. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of global economic conditions; the impact of competitive products and pricing; product development, commercialization and technological difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business conditions; changes in government laws and regulations, including taxes; and uncertainties related to Year 2000 issues. Further information concerning factors that potentially could materially affect the company's financial results is included in the company's Form 10-K, 10-Q and 8-K reports filed, from time to time, with the Securities and Exchange Commission.

                                     PART I
Item 1.  Business.

     Moore Products Co. ("Moore" or "the company") was originally organized in 1940 as a partnership and incorporated in the Commonwealth of Pennsylvania in December 1953. While Moore has not changed its legal name, in 1998 the company adopted the operational name of Moore Process Automation Solutions for marketing and promotional purposes.

     Moore develops, manufactures, sells, and supports advanced instruments and systems used in the measurement and control of industrial manufacturing processes. These instruments and systems include process automation systems and the associated services that comprise a complete solution for a particular customer application, process control instrumentation for specific measurement or control needs, dimensional measuring gages, and high-precision metrology calibration systems. The following table sets forth the percentage of Moore's revenue for each of its product lines, with products and services sold as parts of systems being included within systems revenue:

                             Revenue by Product Line
                                                    1998        1997        1996
                                                    ----        ----        ----
Process Automation Systems .................         56%         51%         43%
Process Control Instrumentation ............         27%         34%         42%
Dimensional Measurement Products ...........         17%         15%         15%

     Many of Moore's products are of standard design and are sold from stock or integrated as standard components into larger process automation systems; some products are custom engineered and manufactured to order. The process automation instruments and systems measure and control process variables such as temperature, pressure, flow of liquid or gas, liquid level, and others found in industries such as chemical, pharmaceutical, hydrocarbon processing, pulp and paper, and power generation. Instrument products include XTC(R) transmitters and transmitter-controllers for measuring and controlling a single process variable, local and unit controllers such as the Moore 353 process automation controller and Moore 354 universal control station, and the Moore FieldPAC(R) field controller. System products include the APACS+(TM) process automation system and the QUADLOG(R) safety PLC. These systems include a combination of hardware and software, and can also include optional services that provide access to Moore's process automation expertise, such as engineering services, training, and technical support.

     Metrology products, dimensional gages, and statistical process control systems verify critical measurements. They are used in quality-related applications in high-precision calibration laboratories and in the manufacture of precision and discrete parts such as is found in the automotive industry.

     In recent years, Moore has seen significant sales growth in process automation systems and services and large-scale dimensional measurement systems.

     Significant product advancements over the past year include the APACS+ process automation system, which represents substantial new functionality built into the APACS system; the XTC Critical Transmitter, which is the first pressure transmitter certified for critical measurement applications; and new control and statistical process control (SPC) functionality for the MPACS(TM) dimensional measurement system.

     Moore's primary business is capital equipment. As such, it is subject to the cyclical nature of commitments to new or replacement manufacturing facilities and equipment by the industries served. Moore's business is not generally seasonal, but from time to time follows a pattern of higher shipments in the second half of the calendar year in response to customers' capital expenditure cycles.


Markets:

     Moore's principal markets are batch and continuous process automation and safety applications in the chemical, pharmaceutical, hydrocarbon processing, pulp and paper, and power generation industries; precision discrete parts manufacturing applications in industries such as aeronautical and automotive; and calibration laboratories. Moore's systems are often sold in significant dollar amounts as part of major customer projects. Quarterly and annual sales results can be significantly influenced by the timing of the shipment of these orders.

Sales and Distribution:

     Moore's United States sales are made primarily through factory-trained employees of its own organization, located in its sales offices in 35 cities. Moore also markets its products through other independent channels, such as engineering integrators, value added resellers, original equipment manufacturers, sales representatives, and integrated supply distributors. Some customers in Moore's industry, as in many other markets, are consolidating their supplier base and are entering into strategic business relationships or alliances.

     International sales and customer support are handled through a combination of 9 subsidiaries and approximately 130 sales representatives appointed by Moore or its subsidiaries strategically located throughout the world. Sales in Canada, Europe and Mexico are made through Moore's wholly-owned or majority-owned Canadian, English, Dutch, Italian, and Mexican subsidiaries, Moore Products Co. (Canada) Inc., Moore Products Co. (U.K.) Limited, Moore

Products Co. B.V., Moore Products Co. (Italia) S.r.l., and Moore Products de Mexico S.A. de C.V. Sales in the Asia-Pacific region are also supported through wholly-owned subsidiaries in Australia and Singapore by Moore Products Co. (Australia) Pty. Ltd. and Moore Products Co (S) Pte Ltd. Sales in India and South Africa are made through jointly-owned subsidiaries, Moore Controls Pvt. Limited and Moore Controls S.A. (Pty.) Ltd., respectively.


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

Patents, Trademarks, and Licenses:

     Moore applies for patents on inventions and developments that it considers clearly patentable and desirable with respect to its products. As of December 31, 1998, Moore owned several unexpired United States patents and unexpired international patents, none of which is considered individually to be material to its business.

     Considered to be of greater importance to its business is Moore's "know-how" in manufacturing products, including those covered by patents which have expired. Moore has from time to time granted "know-how" licenses to others and has been licensed by others to manufacture certain products, but none of these licenses is believed to be material to Moore. In addition, Moore has distribution and/or license rights of varying terms in hardware and software products developed by other companies, some of whom are regarded as competitors. In the judgment of management, such rights are adequate for the conduct of the business being done by Moore.

     Several of Moore's products are sold under trademarks, some of which are registered. Examples of these include: PROCESSSUITE(R), THE SAFETY PLC(R), VIEWPAC(R), MOORE FIELDPAC(R), QUADLOG(R), APACS(R), APACS+(TM), 4-MATION(R), XTC(R), LABMASTER(R), and LASERULER(R). In addition, Moore conducts business under the registered trademarks of "MOORE(R)" in block letters and logo form, and "PRATT & WHITNEY(R)" and "P&W(R)" in logo form, which provide unique identity within its industry.

Backlog:

     As of December 31, 1998, Moore had a total consolidated backlog of orders, believed by it to be firm, amounting to $44,127,000. Moore expects that substantially all such orders will be filled within the current fiscal year. As of December 31, 1997, Moore had a total consolidated backlog of orders amounting to $38,344,000.



Competition:

     The process measurement and control industry is highly competitive and subject to technological changes in both hardware and software development. Moore is a medium-sized company offering measurement and control solutions and technologies, serving the continuous process, batch process, power generation, and discrete parts manufacturing industries. It is one of a limited number of companies with the capability to bid as manufacturer for complete process instrumentation projects, such as chemical, pharmaceutical, or natural gas plants. Competition in Moore's industry has intensified as competitors have combined and markets, customers, and competitors have become increasingly global in their focus. Moore maintains its position in the industry by the quality and performance of its existing products, and technical innovation of new and enhanced products, so as to provide customers with greater functionality and reliability than are available from competitors. Relative price/performance, product features, availability, service, and support also are important factors.

     Moore's principal competitors in the industry (all of whom are larger than Moore) are The Foxboro Company, a unit of SIEBE plc; ABB Process Automation, Inc., ABB Kent-Taylor Inc., and Elsag Bailey Process Automation, units of ABB Asea Brown Boveri, Inc.; the Industrial Automation & Control Division of Honeywell, Inc.; Fisher-Rosemount, a unit of Emerson Electric Co.; Yokogawa Electric Corporation; Rockwell Automation, a unit of Rockwell International Corp.; Marposs Corp.; and ITW Heartland.

Research Activities:

     Moore's products provide for integration of several complex technologies including, but not limited to, electronics, mechanical design, and software. Research and development has consistently been a central strategic commitment. Moore views continued investment in new product development and product enhancements as a significant factor to long-range success. Approximately $12,291,000 was spent during 1998, $11,697,000 during 1997, and $11,416,000 during 1996 on company-sponsored research activities relating to the development of new products or the improvement of existing products. These amounts represented 7.3%, 7.1% and 8.0%, respectively, of total revenues in those years. The amount spent on customer-sponsored research activity was not significant in any of such years. No costs associated with the development of software products are capitalized.

     Many of Moore's products are developed on an "open" platform that enables them to be linked to or integrated with other manufacturers' control products and systems. However, maximum functionality and advanced control capabilities are delivered to customers by linking Moore's field instruments and control systems using specially designed software and configuration tools that Moore believes are technologically superior to others available on the market.

     During the past several years, Moore has introduced new product offerings and enhancements intended to provide advanced technological solutions to industries seeking efficient control of their manufacturing processes. These products range from remote field transmitter and control devices to sophisticated microcomputer-based control systems including both hardware and software products. Moore's products are linked through a standard industry communication protocol and are custom configured to meet unique requirements of specific customers. Many of these products have been formally recognized with industry awards for their innovation and leading technology. Increased sales volume in the past year is attributed to customer acceptance of these newer products.

Environment:

     Compliance with federal, state, and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment is not expected to have a material effect on the capital expenditures, earnings, or competitive position of Moore and its subsidiaries. Moore's involvement in environmental actions, to date, has been limited to situations where a former licensed waste hauler or a reprocessor of manufacturing byproducts allegedly disposed of de minimis quantities of waste materials from Moore's United States plant to several sites in an unacceptable manner. In these instances Moore has been named as a "potentially responsible party." Annual cash outlays in each of the past two years for claims and assessments relating to these matters have been less than $100,000. In several instances Moore's general liability insurance carrier has agreed to fund any settlements or legal defense costs. In instances where insurance carriers have denied coverage, Moore has estimated its probable liability in consultation with legal counsel. Moore has accrued approximately $470,000 for situations where insurance coverage has been denied. Management believes that such proceedings are not material to its business or financial condition and that it has adequately provided accruals to cover reasonably anticipated ultimate liability resulting from these matters.

Number of Employees:

     Moore and its subsidiaries had approximately 1,240 employees as of December 31, 1998.

Foreign and Domestic Operations and Export Sales:

     Financial information concerning domestic and foreign operations appears in Note M in the "Notes to Consolidated Financial Statements" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as part of this report.

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

     Moore's Canadian subsidiary, Moore Products Co. (Canada) Inc., is located in a modern plant and office building of approximately 35,000 square feet on 89 acres of land in Brampton, Ontario, Canada. Both the building and the land are owned outright by Moore's subsidiary.

     Moore's English subsidiary, Moore Products Co. (U.K.) Limited, is located in a modern plant and office building of approximately 36,000 square feet on 5 acres of land in Yeovil, Somerset, England. Both the building and land are owned outright by Moore's subsidiary. Moore Measurement Systems, a division of Moore Products Co. (U.K.) Limited, leases an office and manufacturing facility of approximately 23,000 square feet in Hitchin, Hertfordshire, England.

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

Item 3.  Legal Proceedings.

     Moore is party to various legal claims and proceedings that have been initiated or asserted against it in the ordinary course of business, including those pertaining to environmental matters (see Part I - "Environment"). It is the opinion of management that any ultimate losses in connection with these matters and resolution of environmental issues will not have a materially adverse effect on the net income, financial position, or liquidity of Moore.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

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

Name, Age and Position               Business Experience During Past Five Years
----------------------               ------------------------------------------

Donald E. Bogle, 53                  Mr. Bogle was elected President and
President and                        Chief Executive Officer of Moore
Chief Executive Officer              Products Co. in October 1997. From
                                     October 1996 through September 1997, he
                                     was President of Honeywell Inc., Home
                                     and Building Control. From January 1996
                                     to October 1996, he was Vice President
                                     and General Manager of Honeywell's
                                     worldwide Home and Building Control
                                     strategic business unit. From October
                                     1994 to December 1995, he was Vice
                                     President and General Manager of
                                     Honeywell's worldwide Building Control
                                     business. From May 1992 to September
                                     1994, he was Vice President and General
                                     Manager of Honeywell's Industrial
                                     Automation & Control division.

Edward M. Coll, 49                   Mr. Coll was elected Vice President,
Vice President, International        International Sales and Operations, in
Sales and Operations                 April 1998. Since 1993, he has also held
                                     positions as Vice President,
                                     International Sales, Vice President,
                                     Sales and Marketing, Vice President and
                                     General Manager of the Systems
                                     Division, General Manager of the Systems
                                     Division and National Sales Manager.


Name, Age and Position               Business Experience During Past Five Years
----------------------               ------------------------------------------

Edward J. Curry, 52                  Mr. Curry was elected Executive Vice
Executive Vice President and Chief   President and Chief Operating Officer in
Operating Officer                    September 1995. Prior to the appointment
                                     as Chief Operating Officer, he had
                                     served as Executive Vice President since
                                     1988.

Richard D. Dunbar, 40                Mr. Dunbar was elected Vice President,
Vice President, Marketing            Marketing, in June 1998. From January
                                     1997 until joining Moore, he served as
                                     President and Chief Operating Officer of
                                     Prospera, Inc. From July 1996 to January
                                     1997, he served as Vice President, Sales and Marketing, of Prospera, Inc. From
                                     August 1994 to July 1996, he served as
                                     Branch General Manager of Honeywell
                                     Inc., Home and Building Control and from
                                     April 1994 to August 1994, he served as
                                     Director of New Technology Marketing for
                                     Honeywell's Industrial Automation &
                                     Control division.


Robert D. Greenlaw, 40               Mr. Greenlaw was elected Vice
Vice President,                      President, North American Sales, in
North American Sales                 August 1998. From July 1997 to this
                                     appointment, he served as Vice
                                     President, Customer Services. Since
                                     1993, he has also held positions as
                                     Director, General Manager, and General
                                     Sales Manager of Moore Measurement
                                     Systems.

James McDonald, 49                   Mr. McDonald was elected Vice
Vice President,                      President, Strategic Accounts, in July
Strategic Accounts                   1998. Since 1992 he has also held
                                     positions as Vice President, North
                                     American Sales, and Vice President,
                                     Sales.

William B. Moore, 56                 Mr. Moore was elected Vice Chairman of
Vice Chairman of the Board           the Board and Chief Technology Officer
and Chief Technology Officer         in October 1997. Prior to that
                                     appointment, he had served as President
                                     and Chief Executive Officer since 1988.


Gerald L. Stephens Jr., 48           Mr. Stephens was elected Vice
Vice President,                      President, Customer Services, in August
Customer Services                    1998. From 1996 until joining Moore, he
                                     served as Vice President of Operations
                                     for MAX Control Systems. Prior to that
                                     assignment, he served as Vice President
                                     of Product Engineering at Simulation
                                     Sciences from 1992 to 1996.


Robert E. Wisniewski, 45             Mr. Wisniewski was elected Secretary
Secretary and Treasurer              and Treasurer in May 1993. Prior to this
                                     appointment, he had held the positions
                                     of Director of Finance and Controller.

                              --------------------

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


                                         1998                                                   1997
                     ------------------------------------------           -------------------------------------------
                             Market Price               Cash                     Market Price                Cash
                     -------------------------        Dividends           ------------------------         Dividends
                      High               Low            Paid               High               Low             Paid
---------------------------------------------------------------------------------------------------------------------
First quarter       $36.5000          $31.5000        $   .40              $26.5000          $18.0000        $   .00
Second quarter       36.0000           27.7500            .00               23.5000           20.7500            .00
Third quarter        30.3750           20.0000            .00               24.5000           21.0000            .00
Fourth quarter       28.0000           18.0000            .00               39.2500           23.3125            .00
                                                      -------                                                -------

Total year                                            $   .40                                                $   .00
                                                      =======                                                =======

Common stockholders of record on December 31, 1998, totaled approximately 855 based on information obtained from Moore's transfer agent.


Item 6.   Selected Financial Data.

                                                                              As Reported for Year Ended December 31
                                                          1998           1997          1996           1995           1994
                                                      -----------------------------------------------------------------------
Net sales ...............................             $168,113,000  $164,247,000   $142,892,000   $121,037,000   $100,680,000
Net income (loss) .......................                3,591,000     6,468,000      1,278,000        259,000     (1,089,000)
Total assets ............................              101,967,000    93,992,000     86,047,000     78,193,000     60,150,000
Net income (loss) per share:
    Basic ...............................                   $ 1.37        $ 2.50         $  .49        $   .12          $(.53)
    Diluted .............................                     1.26          2.31            .47            .12           (.53)
Cash dividends per
    common share ........................                      .40            --             --             --             --

See Note B in the Notes to Consolidated Financial Statements for explanation of unusual items in 1998 and 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Comparing 1998 to 1997, sales increased $3,866,000 to $168,113,000 from $164,247,000. U.S. sales to unaffiliated customers in 1998 of $120,518,000 were relatively flat compared to 1997, while international sales to unaffiliated customers increased 12% to $47,595,000. The overall growth in sales is primarily attributed to increased sales of process automation and dimensional measurement systems. International sales growth in 1998 occurred primarily in the United Kingdom and Canada. In 1998 and 1997, sales by international subsidiaries and unaffiliated export sales by the U.S. parent company were 37% and 33% of total consolidated sales, respectively.

Order bookings for fiscal 1998 were $175,522,000 compared to $156,603,000 for 1997, an increase of 12%. This increase was primarily attributable to orders placed for process automation systems. The consolidated backlog of unshipped orders as of December 31, 1998, was $44,127,000 compared to $38,344,000 as of December 31, 1997.

Gross profit decreased 8% in 1998 to $63,554,000 compared to $69,138,000 in 1997. Gross profit margin was 38% in 1998 compared to 42% in 1997. Gross profit margin declined primarily as a result of the negative impact of costs to complete a large turnkey project in the United Kingdom. Projects of this type generally yield lower gross margins. Product mix and higher manufacturing costs also contributed to the margin erosion compared to the prior year.

Selling, general and administrative expenses decreased by $3,201,000 in 1998 to $43,843,000 and declined as a percent of sales from 29% in 1997 to 26%. Higher net periodic pension income related to the company's U.S. defined benefit pension plan and a bad debt recovery in Canada are the primary reasons for this decline. Research and development expenses remained at 7% of sales and were $12,291,000 in 1998 compared to $11,697,000 in 1997. Moore continues to make a strong commitment to ongoing product development programs, with technological innovation being the keystone to all product introductions and enhancements. The primary emphasis for research and development in 1998 was the introduction of the APACS+ process automation system. The new and enhanced technology in APACS+, which built on the existing APACS system, is expected to open further opportunities in key market segments, such as batch processes in the chemical and pharmaceutical industries and critical control applications in the chemical, power, and hydrocarbon processing industries. Moore also introduced the XTC Critical Transmitter, the ValvePAC(TM) digital valve controller, and the Universal Supermicrometer.

The 1998 operating results included $944,000 of net gain relating to an early retirement program completed in the fourth quarter.

Interest expense for 1998 was $134,000 compared to $172,000 for 1997. The decrease from last year was attributable to a reduction in average outstanding borrowing levels during 1998.

The company's effective tax rate for 1998 was 56% of pretax income compared to 37% for 1997. Overall, effective tax rates were higher than statutory rates primarily because certain foreign locations incurred operating losses for which the tax benefits were not recorded, since the realization of such benefits is not presently assured. Income tax rates applied to pretax income in the United States approximate statutory rates. Net income for 1998 was $3,591,000 compared to $6,468,000 for 1997. Diluted net income per share was $1.26 for 1998 compared to $2.31 for 1997. The decrease in net income from 1997 to 1998 was due primarily to the lower gross margin discussed above.


Comparing 1997 to 1996, sales increased $21,355,000 or 15% to $164,247,000 from
$142,892,000. U.S. sales to unaffiliated customers in 1997 increased 16% to $121,687,000, while international sales to unaffiliated customers increased 12% to $42,560,000. These increases were primarily attributable to increased sales of process automation systems. While the international sales growth in 1997 occurred primarily in the United Kingdom, the Asia-Pacific region also showed improvement from the prior year. In 1997 and 1996, sales by international subsidiaries and unaffiliated export sales by the U.S. parent company were 33% and 36% of total consolidated sales, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Order bookings for fiscal 1997 were $156,603,000 compared to $152,431,000 for 1996. This increase was primarily due to orders placed for process automation and dimensional measurement systems. The consolidated backlog of unshipped orders as of December 31, 1997, was $38,344,000 compared to $46,110,000 as of December 31, 1996.

Gross profit increased 17% in 1997 to $69,138,000 compared to $59,141,000 in 1996. Gross profit margin was 42% in 1997 compared to 41% in 1996. The higher gross profit reflected favorable product mix changes related to increased sales of control systems, generally higher levels of sales and production volume, improved manufacturing efficiencies, and cost reductions on other selected product lines.

Selling, general and administrative expenses increased by $1,481,000 in 1997 to $47,044,000 but declined as a percent of sales from 32% in 1996 to 29%. The increase in these expenses was attributed to higher payroll costs and selling expenses in support of Moore's growth. Research and development expenses were $11,697,000 or 7% of revenues in 1997 compared to $11,416,000 or 8% of revenues in 1996. The primary emphasis for research and development in 1997 was the introduction of a new generation of dimensional measurement and analysis instrumentation (MPACS), a Windows(R) NT(TM)-based software package for the APACS system, and the integration of various new value-added control features to this software product. Moore also enhanced the APACS and QUADLOG systems' functionality, and introduced a new Moore 354 universal control station.

The 1996 operating results included $2,056,000 of net gain relating to an early retirement program and a $1,000,000 loss due to the write-down of assets associated with a joint venture in Brazil.

Interest expense for 1997 was $172,000 compared to $466,000 for 1996. The decrease from the prior year was attributed to a reduction in borrowing activity in 1997.

Moore's effective tax rate for 1997 was 37% of pretax income compared to 54% for 1996. The fluctuation in the rates resulted from a changing mix of operating results in countries for which tax loss benefit carryovers were utilized and recognized in 1997. Statutory rates were applied to pretax income in the United States. Consistent with previous reporting periods, tax benefits for losses incurred by certain international subsidiaries in tax jurisdictions outside the United States had not been fully recognized for financial reporting purposes because the realization of such benefits was not assured.

Net income for 1997 was $6,468,000 compared to net income of $1,278,000 for 1996. Diluted net income per share was $2.31 for 1997 compared to $0.47 for 1996. The increase in net income from 1996 to 1997 was due primarily to the higher sales and gross profit discussed above.


1998 Liquidity and Capital Resources

Cash and cash equivalents increased during 1998 by $3,733,000. Positive cash flow of $9,544,000 generated from operations was primarily used to pay a special common stock cash dividend of $1,040,000 and for capital expenditures of $4,658,000. Capital expenditures were related primarily to a new customer demonstration center and to personal computers and network hardware in support of ongoing product development and sales promotion.

Working capital decreased $1,235,000 at December 31, 1998, to $40,000,000 from $41,235,000 at December 31, 1997. Although trade accounts receivable were higher at December 31, 1998, due to increased fourth quarter sales activity, accounts payable and advances from customers were also higher, while inventory levels were reduced by the increased shipments.

At year-end 1998, Moore had lines of credit with U.S. and non-U.S. banks amounting to $15.6 million. Credit agreements for $3.3 million and $12.3 million expire on May 31, 1999, and December 30, 1999, respectively. It is anticipated that such agreements will be extended for additional one-year periods with similar terms and conditions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Moore had only limited temporary borrowings in 1998 and had no outstanding cash advances under credit arrangements at December 31, 1998.

In evaluating the 1998 operating results and financial condition, the Board of Directors of Moore, at its January 1999 meeting, declared a special 22-cent cash dividend on common stock payable March 1, 1999, to shareholders of record on February 12, 1999. The payment of future common stock dividends will be evaluated on a periodic basis.

Management believes that current cash and cash equivalents, cash flows from operations, and its established credit facilities should be sufficient during fiscal 1999 to fund planned capital expenditures, working capital needs, dividends, and other cash requirements. It is intended that undistributed earnings from non-U.S. subsidiaries will be reinvested in local market growth and support, and will not be repatriated.


Year 2000 Issue

In 1997, Moore began the initial planning of a comprehensive initiative to address the impact of the Year 2000 on its information technology and non-information technology systems and its own products. The company organized a Year 2000 project team to develop a strategy of evaluation, implementation, testing and contingency planning to address Moore's Year 2000 readiness. The evaluation phase involved performing an inventory to identify all internal, general purpose and production hardware and software systems, as well as any embedded logic devices used to control equipment or facilities, that required modification to become Year 2000 compliant. In addition, the company communicated with all key suppliers of goods and services and customers to determine their state of Year 2000 readiness, implementation of compliant systems, and related contingency plans.

Moore's significant U.S.-based business computer systems, including operating and application software, have been modified, tested and are believed to be compliant. The remaining company information technology systems requiring modification or upgrade are in non-U.S. subsidiary locations. These locations, along with certain non-information technology systems, are expected to be compliant by June 1999. Communications with suppliers and customers that interface with Moore's business systems will continue throughout 1999 to try to assure there is not a significant impact on Moore's operations.

Moore has made an assessment of its current offerings and believes that it has identified all products that have date-sensitive software or embedded chips. Analysis by a team of the company's development engineers suggests that Year 2000 and other date-sensitive compliance will have minimal impact on Moore's products. Test plans to confirm proper operation have been developed and are completed for 95% of the potentially affected products. The remaining testing is expected to be completed in the first quarter of 1999.

Amounts expended for Year 2000 projects have not been and are not expected to be significant to Moore's results of operations or financial condition. The total costs of Year 2000 projects, incurred to date and/or expected to be incurred, are currently estimated to be $700,000. Most of these costs involve internal resources committed to testing and evaluation of the company's products and upgrade of existing business systems. These costs are expensed as incurred.

Management believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner. Because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of problems should Moore or its trading partners fail to complete all Year 2000 plans and become completely Year 2000 compliant. The current assessment is that such costs and failure of compliance efforts would not have a materially adverse effect on the company. Moore believes that the most likely risks of serious Year 2000 business disruption are external in nature, including disruption of utility and transportation services, customers' non-compliance, and disruptions in the general economy. To the extent that these factors impact upon the company's sales or ability to deliver its products and services, they could have a materially adverse effect on the company. In

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).


addition, Moore could be subject to litigation relating to Year 2000 compliance issues. The amount of potential liability and lost revenue cannot be reasonably assessed or estimated at this time.

Because Moore expects to be compliant for all business-critical systems, no contingency plans have been established at this time. The company will reevaluate its readiness and that of its customers and suppliers throughout 1999 and determine what, if any, contingency plans are required at that time.


Market and Other Risks

Moore's primary development and manufacturing activities are located in the United States. Increasing sales of its products into international markets make the company more vulnerable to such factors as foreign currency exchange rates or weak economic conditions in global markets to which Moore distributes its products. The company's operating results are exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, the U.K. pound sterling, and other currencies in Western Europe and Asia-Pacific. To a certain extent, foreign currency exchange rate movements affect the company's competitive position, as exchange rate changes may influence business practices and/or pricing strategies of non-U.S. based competitors. In addition, transactions between the U.S. parent company and its international subsidiaries, which are generally denominated in U.S. dollars, are subject to gains or losses in the consolidated financial statements. The company does not typically hedge these transactions but attempts to limit exposure to these situations by timely settlement of the U.S. dollar liabilities in the subsidiary locations. The company maintains lines of credit in Canada and the United Kingdom to help facilitate this approach. Foreign exchange transaction losses in 1998 amounted to less than $50,000.

The Economic Monetary Union (EMU) has initiated changes to monetary policy and foreign exchange, including adoption of the Euro as a single currency for several European countries. Based upon Moore's current business structure in Europe, it is anticipated that these changes will not have a material impact on the company. Throughout 1999, Moore will continue to evaluate the implications of this change, including, but not limited to, financial and statutory reporting, the structure of business transactions, business systems that might be required to support the change, and its relative competitive position in geographic markets that participate in the EMU.


Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Disclosures about market risk are contained in Item 7 above.

Item 8.   Financial Statements and Supplementary Financial Information.



                               Moore Products Co.

                   Index To Consolidated Financial Statements




Consolidated Financial Statements included in Item 8:                    Page
                                                                         ----

Consolidated Income Statements for the years ended
   December 31, 1998, 1997 and 1996......................................  15

Consolidated Balance Sheets as of December 31, 1998 and 1997.............  16

Consolidated Statements of Cash Flows for the years ended
   December 31, 1998, 1997 and 1996......................................  17

Notes to Consolidated Financial Statements............................... 18-30

Report of Independent Auditors...........................................  31

                         Consolidated Income Statements


                                                             Year Ended December 31
                                                  1998                1997               1996
                                             ----------------------------------------------------
NET SALES .............................      $ 168,113,000       $ 164,247,000      $ 142,892,000
Cost of sales .........................        104,559,000          95,109,000         83,751,000
                                             -------------       -------------      -------------

     GROSS PROFIT .....................         63,554,000          69,138,000         59,141,000

Selling, research, administrative and
   general expenses ...................         56,134,000          58,741,000         56,979,000
Write-down of joint venture assets ....               --                  --            1,000,000
Net gain from early retirement programs           (944,000)               --           (2,056,000)
                                             -------------       -------------      -------------


     OPERATING INCOME .................          8,364,000          10,397,000          3,218,000

Interest expense ......................            134,000             172,000            466,000
                                             -------------       -------------      -------------

     INCOME BEFORE INCOME TAXES .......          8,230,000          10,225,000          2,752,000

Income tax provision ..................          4,639,000           3,757,000          1,474,000
                                             -------------       -------------      -------------

     NET INCOME .......................      $   3,591,000       $   6,468,000      $   1,278,000
                                             =============       =============      =============


Net income per common share:

     Basic.............................              $1.37               $2.50              $ .49
                                                     =====               =====              =====

     Diluted...........................              $1.26               $2.31              $ .47
                                                     =====               =====              =====



See Notes to Consolidated Financial Statements.

                          Consolidated Balance Sheets

                                                                                      December 31
ASSETS                                                                          1998               1997
                                                                           ---------------------------------
CURRENT ASSETS
     Cash and cash equivalents ......................................      $   7,549,000       $   3,816,000
     Trade accounts receivable, less allowances of $1,213,000 in 1998
       and $1,771,000 in 1997 .......................................         41,945,000          40,768,000
     Inventories:
        Completed instruments .......................................          2,882,000           3,590,000
        Finished parts ..............................................          7,691,000           9,078,000
        Work in process .............................................          4,945,000           5,196,000
        Raw materials ...............................................            414,000             453,000
                                                                           -------------       -------------
                                                                              15,932,000          18,317,000
     Prepaid expenses and deferred income taxes .....................          4,394,000           4,209,000
                                                                           -------------       -------------
           TOTAL CURRENT ASSETS .....................................         69,820,000          67,110,000

PROPERTY, PLANT AND EQUIPMENT
     Land ...........................................................            932,000             948,000
     Buildings ......................................................         14,737,000          14,381,000
     Machinery and equipment ........................................         47,513,000          44,197,000
     Less:  Accumulated depreciation ................................        (47,267,000)        (44,257,000)
                                                                           -------------       -------------
                                                                              15,915,000          15,269,000
OTHER ASSETS
     Prepaid pension costs ..........................................         16,232,000          11,613,000
                                                                           -------------       -------------
                                                                           $ 101,967,000       $  93,992,000
                                                                           =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable ...............................................      $  10,772,000       $   8,861,000
     Accrued compensation ...........................................          4,022,000           4,890,000
     Advances from customers ........................................          5,076,000           2,977,000
     Accrued income taxes ...........................................          1,242,000           1,893,000
     Other accrued liabilities ......................................          8,708,000           7,254,000
                                                                           -------------       -------------
           TOTAL CURRENT LIABILITIES ................................         29,820,000          25,875,000
OTHER LIABILITIES
     Postretirement medical benefits and deferred taxes .............          9,192,000           7,628,000
STOCKHOLDERS' EQUITY
     Preferred Stock, 5% cumulative, voting and convertible,
       par value $1 per share:
        Authorized - 325,000 shares
        Issued and outstanding - 175,950 shares .....................            176,000             176,000
     Common Stock, par value $1 per share:
        Authorized - 7,500,000 shares
        Issued and outstanding - 2,619,471 shares in 1998 and
          2,592,628 shares in 1997 ..................................          2,619,000           2,593,000
     Capital in excess of par value .................................         11,479,000          10,980,000
     Retained earnings ..............................................         51,169,000          48,627,000
     Accumulated other comprehensive income (loss) ..................         (2,488,000)         (1,887,000)
                                                                           -------------       -------------
           TOTAL STOCKHOLDERS' EQUITY ...............................         62,955,000          60,489,000
                                                                           -------------       -------------
                                                                           $ 101,967,000       $  93,992,000
                                                                           =============       =============


See Notes to Consolidated Financial Statements.

                      Consolidated Statements of Cash Flows



                                                                        Year Ended December 31
                                                               1998               1997                1996
                                                           --------------------------------------------------
OPERATING ACTIVITIES
Net income ..........................................      $  3,591,000       $  6,468,000       $  1,278,000

Noncash (income) expenses:
     Depreciation ...................................         3,940,000          3,542,000          3,384,000
     Deferred income taxes ..........................         1,765,000           (147,000)           146,000
     Pension and other postretirement benefits ......        (3,781,000)        (1,890,000)          (805,000)
     Net gain from early retirement programs ........          (944,000)              --           (2,056,000)
     Write-down of joint venture assets .............              --                 --            1,000,000

Changes in operating assets and liabilities:
     Trade accounts receivable ......................        (1,177,000)       (10,227,000)           160,000
     Inventories ....................................         2,385,000          3,162,000         (1,056,000)
     Accounts payable ...............................         1,911,000          2,546,000            242,000
     Other accrued liabilities ......................         1,454,000          2,386,000            787,000
     Accrued compensation ...........................          (868,000)         2,252,000            332,000
     Advances from customers ........................         2,099,000         (2,152,000)         2,563,000
     Accrued income taxes ...........................          (551,000)           706,000            309,000
     Prepaid expenses ...............................          (280,000)           134,000           (496,000)
                                                           ------------       ------------       ------------

        Net cash provided by operating activities ...         9,544,000          6,780,000          5,788,000

INVESTING ACTIVITY
     Net purchase of property, plant and equipment ..        (4,658,000)        (2,452,000)        (2,897,000)

FINANCING ACTIVITIES
     Decrease in notes payable to bank ..............              --           (4,230,000)           (76,000)
     Proceeds from exercise of stock options ........           425,000            102,000             45,000
     Cash dividends paid ............................        (1,049,000)           (41,000)              --
                                                           ------------       ------------       ------------

        Net cash used in financing activities .......          (624,000)        (4,169,000)           (31,000)

Effect of exchange rate changes .....................          (529,000)          (409,000)           103,000
                                                           ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS ...........................         3,733,000           (250,000)         2,963,000

Cash and cash equivalents at beginning of year ......         3,816,000          4,066,000          1,103,000
                                                           ------------       ------------       ------------

CASH AND CASH EQUIVALENTS
     AT END OF YEAR .................................      $  7,549,000       $  3,816,000       $  4,066,000
                                                           ============       ============       ============


See Notes to Consolidated Financial Statements.

                   Notes to Consolidated Financial Statements

NOTE A - Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of the company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliated companies that are not majority owned or controlled are accounted for using the equity method.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Sales: The company recognizes revenue from sales of products as shipped and from services as performed.

Cash and Cash Equivalents: The company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. The value reported for cash and cash equivalents approximates its fair value.

Concentrations of Credit Risk: Financial instruments that potentially subject the company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The company places its temporary cash investments with high credit quality financial institutions that invest primarily in securities backed by the U.S. government, commercial paper of prime quality, certificates of deposit, and banker's acceptances guaranteed by banks or savings and loan associations that are members of the FDIC. Concentrations of credit risk with respect to trade receivables are limited due to the company's large number of customers and their dispersion across many different industries and countries worldwide. At December 31, 1998, the company had no significant concentrations of credit risk.

Inventories: Inventories are stated at the lower of cost or market. Cost of domestic inventories (approximately 62% of consolidated inventories) was determined by the last-in, first-out (LIFO) method. Current cost exceeded the LIFO value of inventories by approximately $8,700,000 and $8,400,000 at December 31, 1998 and 1997, respectively. Cost of international inventories was determined by the first-in, first-out (FIFO) method.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using primarily the straight-line method. Useful lives for principal assets are 15 to 30 years for buildings and 3 to 10 years for machinery and equipment.

Currency Translation: Balance sheets of the company's international operations are translated to U.S. dollars at the current exchange rate, and income statements are translated at the average exchange rate for the year; resulting translation adjustments are made directly to a separate component of stockholders' equity. Certain other transaction adjustments are reported in operations.

Research and Development: Research and development costs, which approximated $12,291,000 in 1998, $11,697,000 in 1997, and $11,416,000 in 1996, are expensed as incurred.

Income Taxes: Income taxes are accounted for under the liability method prescribed by FASB Statement No. 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. United States income taxes have not been provided on unremitted earnings of international subsidiaries because the company plans to continue to finance international expansion and operating requirements by reinvestment of such unremitted earnings. It is not practicable to determine the amount of income taxes that would result from remittance of such earnings.

Changes in Presentation of Comparative Statements: Certain reclassifications have been made in prior years' financial statements and quarterly data presented in Note L in order to conform with the current-year basis of presentation.



NOTE B - Nonrecurring/Unusual Items

In 1998 and 1996, the company recorded net pretax gains of $944,000 and $2,056,000, respectively, for the combined effects of settlements, curtailments and special termination benefits in connection with early retirement programs offered to eligible employees in the United States.

In 1996, the company completed a review of joint venture operations in Brazil. As a result of this review and the decision to refocus business activities, all assets related to the joint venture with a carrying value of $1,000,000 were written off.



NOTE C - Credit Agreements

At December 31, 1998, the company had lines of credit with U.S. and non-U.S. banks of approximately $15,600,000, including a $12,300,000 combined U.S. dollar/U.K. pound sterling committed revolving credit facility with terms extending through December 30, 1999. The agreements provide the lender with a security interest in trade accounts receivable and inventory of the U.S.-based parent company. The loan agreement further requires maintenance of certain restrictive financial covenants, including a limitation on the amount of dividends paid per year. These restrictions are not likely to affect the payment of dividends. There were no outstanding cash advances under this facility at December 31, 1998, or December 31, 1997. Cash advances are made at interest rates tied to the bank's prime or LIBOR. As of December 31, 1998, this line of credit supported approximately $250,000 of outstanding letters of credit and approximately $650,000 of financial guarantees arising out of routine trade activities.

The company's Canadian subsidiary has a $3,300,000 credit facility subject to an annual renewal and extension on May 31, 1999. Under terms of the agreement, the lender has a security interest in certain assets of the Canadian subsidiary. The loan agreement requires maintenance of certain restrictive financial covenants. There were no outstanding cash advances under this facility at December 31, 1998, or December 31, 1997. Cash advances are made at rates tied to the bank's prime interest rate.

The company's United Kingdom subsidiary has approximately $1,000,000 in a separate credit facility that generally supports periodic bonding and financial guarantee requirements arising out of routine trade activities. At December 31, 1998, guarantees under this facility were approximately $1,000,000.

The company had only nominal temporary borrowings under credit facilities during 1998 and 1997. Cash outlays for interest approximate interest expense in each of the years ended December 31, 1998, 1997 and 1996. The fair value of cash advances under credit agreements approximates the carrying value due to the short-term maturity of these financial instruments.



NOTE D - Leases

The company leases certain plant, office space and equipment for varying periods. It is anticipated that in the normal course of business, leases will be renewed or replaced by other leases. Rent expense for all operating leases of plant and equipment was $3,600,000 in 1998, $2,700,000 in 1997, and $1,800,000
in 1996. Minimum future rental commitments under operating leases with initial or remaining lease terms in excess of one year at December 31, 1998, are as follows:

                           1999             $3,100,000
                           2000              2,400,000
                           2001              1,700,000
                           2002              1,200,000
                           2003                700,000
                                            ----------

                           Total            $9,100,000
                                            ==========



NOTE E - Contingent Liabilities

Various legal actions and proceedings have been or may be initiated or asserted against the company in the ordinary course of business, including those pertaining to environmental, contractual and general liability. While the company has provided reserves for the estimated ultimate liability of such claims, the final outcome could further impact operations and liquidity in future periods, but, in the opinion of management, will not have a materially adverse effect on the financial position of the company.

NOTE F - Stockholders' Equity

                                                                                                      Accumulated
                                                                          Capital in                     Other
                                              Preferred     Common        Excess of     Retained     Comprehensive
                                                Stock        Stock        Par Value     Earnings      Income (Loss)     Total
                                              ---------------------------------------------------------------------------------
                                                                             (Thousands of dollars)
BALANCE AT JANUARY 1, 1996 .............      $    176      $  2,583      $ 10,843      $ 40,922       $ (1,541)      $ 52,983
Net income .............................          --            --            --           1,278           --            1,278
Currency translation adjustments .......          --            --            --            --              248            248
                                                                                                                      --------
Comprehensive income ...................          --            --            --            --             --            1,526
                                                                                                                      --------
Exercise of stock options ..............          --               3            42          --             --               45
                                              --------      --------      --------      --------       --------       --------
BALANCE AT DECEMBER 31, 1996 ...........           176         2,586        10,885        42,200         (1,293)        54,554
Net income .............................          --            --            --           6,468           --            6,468
Currency translation adjustments .......          --            --            --            --             (594)          (594)
                                                                                                                      --------
Comprehensive income ...................          --            --            --            --             --            5,874
                                                                                                                      --------
Cash dividends paid on preferred stock .          --            --            --             (41)          --              (41)
Exercise of stock options ..............          --               7            95          --             --              102
                                              --------      --------      --------      --------       --------       --------
BALANCE AT DECEMBER 31, 1997 ...........           176         2,593        10,980        48,627         (1,887)        60,489
Net income .............................          --            --            --           3,591           --            3,591
Currency translation adjustments .......          --            --            --            --             (601)          (601)
                                                                                                                      --------
Comprehensive income ...................          --            --            --            --             --            2,990
                                                                                                                      --------
Cash dividends paid on preferred stock .          --            --            --              (9)          --               (9)
Cash dividends paid on common stock
   ($.40 per share) ....................          --            --            --          (1,040)          --           (1,040)
Tax benefit from exercise of
   stock options .......................          --            --             100          --             --              100
Exercise of stock options ..............          --              26           399          --             --              425
                                              --------      --------      --------      --------       --------       --------
BALANCE AT DECEMBER 31, 1998 ...........      $    176      $  2,619      $ 11,479      $ 51,169       $ (2,488)      $ 62,955
                                              ========      ========      ========      ========       ========       ========

As of January 1, 1998, the company adopted FASB Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the company's net income or stockholders' equity. Statement No. 130 requires currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. The only component of accumulated other comprehensive income (loss) for the company is currency translation adjustments.

The 5% cumulative Preferred Stock, which is redeemable at the election of the company, is entitled to 5 votes per share. In addition, the preferred shares may, at the election of the holder, be converted into common shares at a rate of 2.5 preferred shares for each common share. Cash dividends on common shares can be paid only after preferred dividends have been fully paid or declared and set aside for payment. The company's current loan agreement limits any dividend payments to 50% of the previous quarter's net income after having achieved positive net income for four consecutive quarters.

NOTE G - Stock Option Plans

The company's 1994 Incentive Stock Option Plan authorizes the grant of options to key employees and consultants for up to 750,000 shares of the company's common stock. Options granted have ten-year terms and generally become vested and exercisable at the end of five years. The 1997 Non-Employee Directors' Equity Incentive Plan authorizes the grant of options to outside directors for up to 50,000 shares of the company's common stock. Options under the 1997 Plan, which are granted automatically to outside directors following each annual meeting, have ten-year terms and become fully vested and exercisable at the end of six months. A summary of the company's stock option activity and related information for the years ended December 31 is as follows:

                                                      1998             1997             1996
                                                    ------------------------------------------
Number of shares under stock options:

Outstanding at beginning of year ............        617,420          395,700          266,900
      Granted ...............................         32,500          245,300          139,500
      Exercised .............................        (27,210)          (7,100)          (2,880)
      Canceled ..............................        (10,380)         (16,480)          (7,820)
                                                    --------         --------         --------

Outstanding at end of year ..................        612,330          617,420          395,700
                                                    ========         ========         ========

Exercisable at end of year ..................        264,830          177,010           81,300
                                                    ========         ========         ========

Weighted average exercise price:
      Granted ...............................       $  29.62         $  26.36         $  18.30
      Exercised .............................          16.08            15.68            15.75
      Canceled ..............................          18.19            17.50            15.43
      Outstanding at end of year ............          21.23            20.51            16.67
      Exercisable at end of year ............          18.34            16.71            15.85

Information with respect to stock options outstanding and exercisable at December 31, 1998, is as follows:

                               OPTIONS OUTSTANDING                                                 OPTIONS EXERCISABLE
-----------------------------------------------------------------------------------           ------------------------------
     Range                        Number           Weighted Average       Weighted                Number           Weighted
      of                       Outstanding            Remaining           Average              Exercisable         Average
   Exercise                        at                   Life              Exercise                  at             Exercise
    Prices                      12/31/98              (in years)           Price                12/31/98            Price
-----------------------------------------------------------------------------------           ------------------------------
$13.85 - $17.31                 203,730                 5.5               $15.74                140,270             $15.75
$17.32 - $20.78                 137,500                 6.8                18.23                 77,900              18.22
$20.79 - $24.24                  77,300                 8.1                21.46                 21,200              21.47
$24.25 - $27.70                   8,000                 9.6                27.50                   --                 --
$27.71 - $31.16                 178,800                 8.9                28.89                 18,460              28.88
$31.17 - $34.63                   7,000                 9.3                34.63                  7,000              34.63
                                -------                                                         -------
                                612,330                 7.2               $21.23                264,830             $18.34
                                =======                                                         =======

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123 and has been determined as if the company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.6%, 5.7% and 6.2%; volatility factors of the expected market price of the company's common stock of 32.7%, 32.5% and 27.1%; a weighted average expected life of the option of 6 years; and no dividend yield.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information follows:

                                                                             1998                  1997                    1996
                                                                       -------------------------------------------------------------

Pro forma net income .................................                  $  2,580,000             $ 5,971,000             $ 1,067,000
Pro forma net income per share
       Basic .........................................                  $        .99             $      2.30             $       .41
       Diluted .......................................                  $        .90             $      2.14             $       .40


NOTE H - Earnings Per Share

Basic and diluted earnings per share are computed as follows:

                                                                               1998                   1997                  1996
                                                                            --------------------------------------------------------
Numerator:
    Net income ...................................................          $ 3,591,000           $ 6,468,000           $ 1,278,000
    Preferred stock dividends ....................................               (9,000)               (9,000)               (9,000)
                                                                            -----------           -----------           -----------
    Numerator for basic earnings per share -
      income available to common stockholders ....................            3,582,000             6,459,000             1,269,000
    Effect of dilutive securities:
      Preferred stock dividends ..................................                9,000                 9,000                 9,000
                                                                            -----------           -----------           -----------
    Numerator for diluted earnings per share -
      income available to common stockholders
      after assumed conversions ..................................          $ 3,591,000           $ 6,468,000           $ 1,278,000
                                                                            ===========           ===========           ===========

Denominator:
    Denominator for basic earnings per share -
      weighted average shares ....................................            2,611,915             2,587,662             2,584,154
    Effect of dilutive securities:
      Stock options ..............................................              171,210               136,212                37,157
      Convertible preferred stock ................................               70,380                70,380                70,380
                                                                            -----------           -----------           -----------
    Dilutive potential common shares .............................              241,590               206,592               107,537
                                                                            -----------           -----------           -----------
      Denominator for diluted earnings
        per share - adjusted weighted average shares
        and assumed conversions ..................................            2,853,505             2,794,254             2,691,691
                                                                            ===========           ===========           ===========

Basic net income per share .......................................          $      1.37           $      2.50           $       .49
                                                                            ===========           ===========           ===========

Diluted net income per share .....................................          $      1.26           $      2.31           $       .47
                                                                            ===========           ===========           ===========

NOTE I - Income Taxes

                                                                                     1998                1997                1996
                                                                                 ---------------------------------------------------
                                                                                               (Thousands of dollars)
Income before income taxes consisted of the following:
United States ........................................................            $  8,667             $  8,221             $  2,371
Other countries ......................................................                (437)               2,004                  381
                                                                                  --------             --------             --------
       Total .........................................................            $  8,230             $ 10,225             $  2,752
                                                                                  ========             ========             ========

Income tax provision consisted of the following:
    Current:
       Federal .......................................................            $  1,395             $  2,828             $    784
       State .........................................................                 315                  677                   50
       Other countries ...............................................               1,164                  399                  494
                                                                                  --------             --------             --------
                                                                                     2,874                3,904                1,328
    Deferred .........................................................               1,765                 (147)                 146
                                                                                  --------             --------             --------
TOTAL INCOME TAX EXPENSE .............................................            $  4,639             $  3,757             $  1,474
                                                                                  ========             ========             ========

NET INCOME TAXES PAID ................................................            $  3,469             $  2,882             $    924
                                                                                  ========             ========             ========


The differences between the provision for income taxes and income tax expense using the U.S. federal statutory rate were as follows:

                                                                                          1998              1997             1996
                                                                                      ----------------------------------------------
                                                                                                   Thousands of dollars)

    ..........................................................................
Tax expense at the federal statutory rate (34%) ..............................          $ 2,798           $ 3,477           $   936
Losses in countries for which no tax benefit is recognized ...................            1,073               511               274
Losses in countries for which benefit is recognized currently ................             --                (897)              (15)
Other countries' rate differences ............................................              239               103               105
State income tax, net of federal tax benefit .................................              414               374               100
Permanent differences ........................................................              161               102                74
Other ........................................................................              (46)               87              --
                                                                                        -------           -------           -------

    Provision for income taxes ...............................................          $ 4,639           $ 3,757           $ 1,474
                                                                                        =======           =======           =======

The components of deferred tax liabilities and assets are as follows:

                                                                                       1998                1997               1996
                                                                                     -----------------------------------------------
                                                                                                 (Thousands of dollars)

Deferred tax liabilities:
    Tax over book depreciation ............................................           $ 1,580            $ 1,776            $ 1,915
    Prepaid pension costs .................................................             6,303              4,522              4,197
                                                                                      -------            -------            -------

       Total deferred tax liabilities .....................................             7,883              6,298              6,112

Deferred tax assets:
    Net operating loss carryforwards - other countries ....................             3,136              2,293              3,161
    Postretirement medical benefits .......................................             1,385              1,453              1,489
    Inventories ...........................................................             1,546              1,655              1,475
    Vacation obligations ..................................................               595                535                460
    Alternative minimum tax credits .......................................              --                 --                  264
    Accruals and reserves .................................................             1,824              1,816              1,315
                                                                                      -------            -------            -------
       Total deferred tax assets ..........................................             8,486              7,752              8,164

    Valuation allowance for deferred tax assets ...........................            (3,362)            (2,519)            (3,161)
                                                                                      -------            -------            -------

       Net deferred tax assets ............................................             5,124              5,233              5,003
                                                                                      -------            -------            -------

       Net deferred tax liabilities .......................................           $ 2,759            $ 1,065            $ 1,109
                                                                                      =======            =======            =======

The company's international subsidiaries have net operating loss carryforwards that amount to approximately $9.0 million for income tax purposes, including approximately $6.3 million with unlimited expiration. The balance of $2.7 million expires in varying amounts beginning in years 1999 though 2006. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards. Utilization of these net operating losses is contingent upon various international operations generating sufficient taxable income, which cannot be ascertained at this time.

NOTE J - Employee Retirement Plans


The company has defined benefit pension plans that cover substantially all United States and Canadian employees. These plans provide benefits based upon years of service and compensation prior to retirement. Pension costs are funded as actuarially determined and to the extent cash contributions are deductible for tax purposes.


                                                                          1998           1997
                                                                     ----------------------------
                                                                        (Thousands of dollars)
Change in plan assets
    Fair value of plan assets at beginning of year ..................   $ 127,790     $ 103,724
    Actual return on plan assets ....................................      15,025        30,168
    Currency exchange rate changes ..................................        (320)         (254)
    Benefits paid ...................................................      (2,328)       (2,294)
    Curtailments or settlements .....................................        (861)       (3,190)
    Other (administrative expenses) .................................        (342)         (364)
                                                                        ---------     ---------
    Fair value of plan assets at end of year ........................     138,964       127,790
                                                                        ---------     ---------

Change in pension obligation
    Pension obligation at beginning of year .........................      58,183        56,583
    Service cost ....................................................       2,672         2,450
    Interest cost ...................................................       4,027         3,830
    Actuarial losses ................................................       5,380         1,402
    Currency exchange rate changes ..................................        (188)         (232)
    Benefits and settlements paid ...................................      (3,189)       (2,294)
    Curtailments or settlements .....................................        (889)       (3,556)
                                                                        ---------     ---------
    Pension obligation at end of year ...............................      65,996        58,183
                                                                        ---------     ---------

Funded status of the plan ...........................................      72,968        69,607
    Unrecognized actuarial gains  ................................        (53,810)      (54,461)
    Unrecognized transition asset ...................................      (3,748)       (4,458)
    Unamortized prior service cost ..................................         822           925
                                                                        ---------     ---------
Prepaid pension costs ...............................................   $  16,232     $  11,613
                                                                        =========     =========


Significant assumptions used in accounting for the pension plans are:

                                                                           1998                  1997
                                                                       ----------------------------------

Weighted average discount rate ......................................       6.50%               7.00%
Long-term rate of return on plan assets .............................       8.00%               8.00%
Rate of increase in future compensation levels ......................    Graded from         Graded from
                                                                        7.44% to 2.80%      7.44% to 2.80%
                                                                        at ages 21 to 60   at ages 21 to 60


                                                                              1998          1997             1996
                                                                         ------------------------------------------
                                                                                    (Thousands of dollars)
Components of net periodic pension income:
    Service cost ....................................................      $  2,672       $  2,450       $  2,626
    Interest cost ...................................................         4,027          3,830          4,141
    Actual return on plan assets ....................................       (15,025)       (30,168)       (19,677)
    Amortization of prior service cost ..............................            55             55             73
    Amortization of transition asset ................................          (641)          (649)          (796)
    Net amortization and deferral ...................................         5,233         23,369         12,993
    Gain due to settlements or curtailments .........................          (944)          --           (3,066)
                                                                           --------       --------       --------
    Net periodic pension income .....................................      $ (4,623)      $ (1,113)      $ (3,706)
                                                                           ========       ========      =========

In addition to the defined benefit plans described above, the company also sponsors defined contribution plans within the United States and the United Kingdom. Under the U.S. plan, the company matches 50% of participants' tax deferred contributions on the first 4% of participants' compensation. The U.K. plans cover all full-time employees and provide for contributions of 6% of salary. Amounts charged to expense for these plans were approximately $1,004,000 in 1998, $906,000 in 1997, and $764,000 in 1996.

NOTE K - Postretirement Benefits Other Than Pensions

The company provides medical insurance benefits to early retirees in the United States until they reach age 65. A summary of the changes in the unfunded accumulated postretirement benefit obligation and reconciliation to the accrued postretirement medical benefit cost follows.


                                                          1998        1997
                                                        ---------------------
                                                        (Thousands of dollars)

Benefit obligation at beginning of year ..............  $ 3,129     $ 3,136
    Service cost .....................................      108          92
    Interest cost ....................................      210         213
    Actuarial losses .................................       45          --
    Changes in actuarial assumptions .................      150          65
    Benefits paid ....................................     (416)       (377)
    Settlements ......................................      106          --
                                                        -------     -------
Benefit obligation at end of year ....................    3,332       3,129
    Unrecognized net gain ............................      316         518
    Settlements ......................................     (106)         --
    Unrecognized prior service cost ..................       12          13
                                                        -------     -------

Accrued postretirement medical benefit cost ..........  $ 3,554     $ 3,660
                                                        =======     =======

The discount rate used in determining the accumulated postretirement benefit obligation was 6.50% at December 31, 1998, and 7.00% at December 31, 1997.


                                               1998         1997        1996
                                              ---------------------------------
                                                   (Thousands of dollars)

Components of net periodic benefit costs
    Service cost of benefits earned ..........  $ 108       $  92       $  86
    Interest cost ............................    210         213         183
    Net amortization and deferral ............     (8)        (15)        (17)
                                                -----       -----       -----
    Net periodic benefit costs ...............  $ 310       $ 290       $ 252
                                                =====       =====       =====

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 7.00% in 1998 (same as the rate previously assumed for 1997) and is assumed to remain at that level thereafter. The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in this rate would have the following effects:


                                                                                    1-Percentage-        1-Percentage-
                                                                                        Point                Point
                                                                                       Increase             Decrease
                                                                                     ----------------------------------
                                                                                          (Thousands of dollars)
Effect on total of service and interest cost components
    in 1998 ................................................................              $  42              $ (35)
Effect on postretirement benefit obligation as of
    December 31, 1998 ......................................................              $ 300              $(260)

NOTE L - Quarterly Data (Unaudited)
(Thousands of dollars, except per share data)

                                                                                    1998
                                                                                 Quarter Ended
                                                              March 31       June 30     September 30  December 31*
                                                             -------------------------------------------------------
Net sales ......................................              $38,356        $43,642        $40,738       $45,377
Gross profit ...................................               15,459         16,973         15,810        15,312
Net income .....................................                1,202          1,356            577           456
Net income per share:
    Basic  ................................                   $   .46        $   .52        $   .22       $   .17
    Diluted ....................................                  .41            .47            .20           .16

Stock price range:
    High .......................................               36 1/2         36             30 3/8        28
    Low ........................................               31 1/2         27 3/4         20            18


*See Note B for explanation of unusual item.


                                                                                      1997
                                                                                  Quarter Ended
                                                              March 31       June 30     September 30  December 31
                                                            --------------------------------------------------------
    ............................................
Net sales ......................................              $37,818        $37,897        $40,423      $48,109
Gross profit ...................................               15,468         15,974         17,357       20,339
Net income .....................................                1,055          1,048          1,787        2,578
Net income per share:
    Basic ......................................              $   .41        $   .40        $   .69      $   .99
    Diluted ....................................                  .38            .38            .65          .90

Stock price range:
    High .......................................               26 1/2         23 1/2         24 1/2      39  1/4
    Low ........................................               18             20 3/4         21          23 5/16

NOTE M - Segment and Geographic Information

The company operates exclusively in one industry segment, the business of developing, manufacturing and selling process measurement and control instruments and systems. In addition to its principal manufacturing operations and markets in the United States, the company conducts sales, customer support and service operations out of other locations in Europe, North America and Asia-Pacific. The following table presents financial information by geographic region for the years 1998, 1997 and 1996.

                                                    United
                                                    States            Europe           Other         Eliminations     Consolidated
                                                  ----------------------------------------------------------------------------------
                                                                               (Thousands of dollars)
1998
Sales to unaffiliated customers ............        $120,518        $ 28,565         $ 19,030        $   --           $168,113
Sales and transfers between
     geographic areas ......................          16,278           2,035            2,178         (20,491)              --
                                                    --------        --------         --------        --------         --------
Total revenue ..............................        $136,796        $ 30,600         $ 21,208        $(20,491)        $168,113
                                                    ========        ========        ========         ========         ========
Operating income (loss) ....................        $  9,013        $ (2,482)        $  2,127        $   (294)        $  8,364
Net property, plant and equipment ..........          12,118           2,188            1,609             --            15,915
Total assets ...............................          84,891          18,968           13,992         (15,884)         101,967

1997

Sales to unaffiliated customers ............        $121,687        $ 23,403         $ 19,157        $    --          $164,247
Sales and transfers between
     geographic areas ......................          16,062           1,032            2,822         (19,916)             --
                                                    --------        --------         --------        --------         --------
Total revenue ..............................        $137,749        $ 24,435         $ 21,979        $(19,916)        $164,247
                                                    ========        ========         ========        ========         ========
Operating income ...........................        $  8,180        $  2,133         $     37        $     47         $ 10,397
Net property, plant and equipment ..........          11,774           1,931            1,564            --             15,269
Total assets ...............................          79,427          18,606           11,462         (15,503)          93,992

1996
Sales to unaffiliated customers ............        $104,898        $ 18,582         $ 19,412        $   --           $142,892
Sales and transfers between
     geographic areas ......................          16,039           1,263            2,609         (19,911)            --
                                                    --------        --------         --------        --------         --------
Total revenue ..............................        $120,937        $ 19,845         $ 22,021        $(19,911)        $142,892
                                                    ========        ========         ========        ========         ========
Operating income (loss) ....................        $  2,901        $   (533)        $  1,209        $   (359)        $  3,218
Net property, plant and equipment ..........          12,806           2,034            1,704            --             16,544
Total asset ................................          73,353          12,606           12,087         (11,999)          86,047

In the previous table, "United States" includes all domestic operations. "Other" includes subsidiaries located in Canada, Mexico, Australia and Singapore. Sales between geographic areas are accounted for at cost plus a reasonable profit. Total assets are those assets identified with the operations in each area. United States sales to unaffiliated customers include export sales of $13.9 million in 1998, $12.0 million in 1997 and $12.9 million in 1996.

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders of Moore Products Co.

     We have audited the accompanying consolidated balance sheets of Moore Products Co. as of December 31, 1998 and 1997, and the related consolidated income statements and statements of cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moore Products Co. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                            \s\ Ernst & Young LLP


Philadelphia, Pennsylvania
January 28, 1999



     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III

     As indicated in the following table, the information required to be presented in Part III of this report (other than the information concerning executive officers as set forth at the end of Item 4 herein) is hereby incorporated by reference to Moore's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report:

                                                            Material in Proxy Statement for 1999
                                                            Annual Meeting which is incorporated
                                                            herein by reference
                                                            -----------------------------------------
Form 10-K Item No. and Item Caption                                          Caption
--------------------------------------------                -----------------------------------------
10 Directors and Executive Officers of Moore.                "1. ELECTION OF DIRECTORS" and "COMPLIANCE WITH
                                                                 SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934"


11 Executive Compensation.                                   "ADDITIONAL INFORMATION"


12 Security Ownership of Certain Beneficial Owners           "Beneficial Ownership of Principal
   and Management.                                           Shareholders and Management"


13 Certain Relationships and Related Transactions.           "Compensation of Directors"

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)(1) Financial Statements

     The following consolidated financial statements of Moore and its subsidiaries are included in Item 8:

          Consolidated Income Statements - Years ended December 31, 1998, 1997 and 1996

          Consolidated Balance Sheets - December 31, 1998 and December 31, 1997

          Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements - December 31, 1998

          Report of Independent Auditors

     (a)(2) Financial Statement Schedule
                                                                 Schedule
                                                     Page         Number
                                                     ----        --------
            Valuation and Qualifying Accounts         37            II


     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (a)(3) Exhibits

 Exhibit
 Number                              Description
--------  ----------------------------------------------------------------------

3a        Restated Articles of Incorporation. (Incorporated by reference to
          Exhibit 3a to Moore's 1997 Form 10-K.)

3b        By-Laws, as amended through October 30, 1998. (Filed herewith.)

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

Exhibit
 Number                              Description
--------  ----------------------------------------------------------------------

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

10f* Summary of Employment Terms with Donald E. Bogle. (Incorporated by reference to Exhibit 10g to Moore's Form 10-K for the year ended December 31, 1997.)

21        Subsidiaries of Moore. (Filed herewith.)

23        Consent of Independent Auditors. (Filed herewith.)

27.1 Financial Data Schedule for Year Ended December 31, 1998. (Filed herewith.)

27.2 Restated Financial Data Schedule for Years Ended December 31, 1997 and 1996. (Filed herewith.)

27.3 Restated Financial Data Schedule for Quarters Ended March 31,1997, June 30, 1997 and September 30, 1997. (Filed herewith.)


     * Indicates a management contract, arrangement or compensatory plan.

                               ------------------

 (b) No reports on Form 8-K were filed by Moore during the last quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Moore has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MOORE PRODUCTS CO.

                                       \s\ D. E. Bogle
                                       ------------------------------
Date:  March 25, 1999                  D. E. Bogle, President and
                                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Moore and in the capacities and on the dates indicated.

                                       \s\ D. E. Bogle
                                       -----------------------------------------
Date:  March 25, 1999                  D. E. Bogle, President,
                                       Chief Executive Officer and Director

                                       s\ E. J. Curry
                                       -----------------------------------------
Date:  March 25, 1999                  E. J. Curry, Executive Vice President,
                                       Chief Operating Officer and Director

                                       \s\ R. E. Wisniewski
                                       -----------------------------------------
Date:  March 25, 1999                  R. E. Wisniewski
                                       Secretary and Treasurer
                                      (Principal Financial & Accounting Officer)

                                       -----------------------------------------
Date:                                  R. B. Adams, Director

                                       -----------------------------------------
Date:                                  F. L. Hindle, Director

                                       \s\ E. T. Hurd
                                       -----------------------------------------
Date:  March 25, 1999                  E. T. Hurd, Director

                                       \s\ J. O. Moore
                                       -----------------------------------------
Date:  March 25, 1999                  J. O. Moore, Director

                                       -----------------------------------------
Date:                                  T. C. Moore, Director

                                       \s\ W. B. Moore
                                       -----------------------------------------
Date:  March 25, 1999                  W. B. Moore, Director

                                       -----------------------------------------
Date:                                  R. H. Owens, Director

                                       -----------------------------------------
Date:                                  R. M. Reed, Director

                                       \s\ E. G. Rorke
                                       -----------------------------------------
Date:  March 25, 1999                  E. G. Rorke, Director

                                  EXHIBIT INDEX

 Exhibit
 Number                              Description
--------  ----------------------------------------------------------------------
3b        By-Laws, as amended through October 30, 1998. (Filed herewith.)

21        Subsidiaries of Moore. (Filed herewith.)

23        Consent of Independent Auditors. (Filed herewith.)

27.1 Financial Data Schedule for Year Ended December 31, 1998. (Filed herewith.)

27.2 Restated Financial Data Schedule for Years Ended December 31, 1997 and 1996. (Filed herewith.)

27.3 Restated Financial Data Schedule for Quarters Ended March 31, 1997, June 30, 1997 and September 30, 1997. (Filed herewith.)

                               Moore Products Co.

                 SCHEDULE II - Valuation and Qualifying Accounts


                                                           Additions
                                                     -----------------------
                                                                     Charged
                                       Balance at    Charged to      to Other
                                       Beginning      Costs and      Accounts     Deductions      Balance at End
Description                            of Period     Expenses      - Describe    - Describe         of Period
-------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998
Reserves and allowances
deducted from asset accounts:
    Allowance for
    doubtful accounts               $1,771,000      $   42,000        $---        $ 600,000(1)      $1,213,000

YEAR ENDED DECEMBER 31, 1997
Reserves and allowances
deducted from asset accounts:
    Allowance for
    doubtful accounts               $  830,000      $1,016,000        $---        $  75,000(1)      $1,771,000

YEAR ENDED DECEMBER 31, 1996
Reserves and allowances
deducted from asset accounts:
    Allowance for
    doubtful accounts               $  205,000      $  647,000        $---        $  22,000(1)      $  830,000

     (1) Recoveries, uncollectible accounts written off, and foreign currency translation adjustments.