Form 10-Q
period 1999-03-31
MOORE PRODUCTS CO
filed 1999-05-14
CIK 67975

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------
                                       OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________________

Commission file number   0-545
                       --------
                               Moore Products Co.
                -----------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Pennsylvania                                         23-1427830
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

               Spring House, PA                            19477
  ---------------------------------------                ----------
  (Address of principal executive offices)               (Zip Code)

(Registrant's telephone number, including area code)   (215) 646-7400
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

As of April 30, 1999, the number of shares of Registrant's Common Stock outstanding was 2,637,491.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                               MOORE PRODUCTS CO.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended
                                                        March 31
                                                 ---------------------
                                                 1999             1998
                                                 ----             ----

Net sales                                     $39,201,000      $38,356,000

Cost of sales                                  22,104,000       22,546,000
                                              -----------      -----------

Gross profit                                   17,097,000       15,810,000

Selling, research and development,
     administrative and general expenses       15,150,000       13,909,000
                                              -----------      -----------

Operating income                                1,947,000        1,901,000

Interest expense                                    6,000             --
                                              -----------      -----------

Income before income taxes                      1,941,000        1,901,000

Income tax provision                            1,057,000          699,000
                                              -----------      -----------

     Net income                               $   884,000      $ 1,202,000
                                              ===========      ===========

Earnings per common share:
     Basic                                    $       .33      $       .46
                                              ===========      ===========
     Diluted                                  $       .32      $       .41
                                              ===========      ===========


           See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           March 31            December 31
                                                             1999                 1998
                                                           --------            -----------
                                                          (Unaudited)           (Note A)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                           $   3,768,000       $   7,549,000
     Trade accounts receivable, less allowances of
       $1,022,000 in 1999 and $1,213,000 in 1998            40,162,000          41,945,000
     Inventories                                            18,032,000          15,932,000
     Prepaid expenses and deferred income taxes              4,886,000           4,394,000
                                                         -------------       -------------
          TOTAL CURRENT ASSETS                              66,848,000          69,820,000

PROPERTY, PLANT AND EQUIPMENT                               63,928,000          63,182,000
Less:  Accumulated depreciation                            (48,346,000)        (47,267,000)
                                                         -------------       -------------
                                                            15,582,000          15,915,000
OTHER ASSETS
     Prepaid pension costs                                  17,239,000          16,232,000
                                                         -------------       -------------
                                                         $  99,669,000       $ 101,967,000
                                                         =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                    $   7,905,000       $  10,772,000
     Accrued compensation                                    2,981,000           4,022,000
     Advances from customers                                 6,235,000           5,076,000
     Accrued income taxes                                    1,798,000           1,242,000
     Other accrued liabilities                               7,934,000           8,708,000
                                                         -------------       -------------
          TOTAL CURRENT LIABILITIES                         26,853,000          29,820,000

OTHER LIABILITIES                                            9,193,000           9,192,000

STOCKHOLDERS' EQUITY
     Preferred Stock, 5% cumulative, voting and
       convertible, par value $1 per share:
          Authorized - 325,000 shares
          Issued and outstanding - 175,950 shares              176,000             176,000
     Common Stock, par value $1 per share:
          Authorized - 7,500,000 shares
          Issued and outstanding - 2,637,491 shares
            in 1999 and 2,619,471 shares in 1998             2,637,000           2,619,000
     Capital in excess of par value                         11,761,000          11,479,000
     Retained earnings                                      51,472,000          51,169,000
     Accumulated other comprehensive income (loss)          (2,423,000)         (2,488,000)
                                                         -------------       -------------
          TOTAL STOCKHOLDERS' EQUITY                        63,623,000          62,955,000
                                                         -------------       -------------
                                                         $  99,669,000       $ 101,967,000
                                                         =============       =============


           See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Three Months Ended
                                                                    March 31
                                                         ------------------------------
                                                             1999              1998
                                                             ----              ----
OPERATING ACTIVITIES:
  Net income                                             $   884,000       $ 1,202,000
  Noncash (income) expenses:
    Depreciation                                           1,126,000           913,000
    Deferred income taxes                                   (164,000)         (305,000)
    Pension and other postretirement benefits             (1,007,000)         (952,000)

  Changes in operating assets and liabilities:
    Trade accounts receivable                              1,783,000         2,325,000
    Inventories                                           (2,100,000)       (1,569,000)
    Accounts payable                                      (2,867,000)          820,000
    Other accrued liabilities                               (774,000)          321,000
    Accrued compensation                                  (1,041,000)       (1,263,000)
    Advances from customers                                1,159,000           489,000
    Accrued income taxes                                     556,000           576,000
    Prepaid expenses                                        (327,000)         (445,000)
                                                         -----------       -----------
      Net cash (used in) provided by
        operating activities                              (2,772,000)        2,112,000

INVESTING ACTIVITY:
  Net purchase of property, plant and equipment             (847,000)       (1,162,000)

FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                    300,000           195,000
  Cash dividends paid                                       (582,000)       (1,042,000)
                                                         -----------       -----------
    Net cash used in financing activities                   (282,000)         (847,000)

Effect of exchange rate changes                              120,000           137,000
                                                         -----------       -----------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                        (3,781,000)          240,000

Cash and cash equivalents at beginning of year             7,549,000         3,816,000
                                                         -----------       -----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                       $ 3,768,000       $ 4,056,000
                                                         ===========       ===========

           See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MOORE PRODUCTS CO.
March 31, 1999

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the Instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain reclassifications have been made in prior periods' financial statements in order to conform with the current-period basis of presentation.


Note B - Inventories

The components of inventory consist of the following:

                             March 31       December 31
                              1999             1998
                           -----------      -----------
Completed instruments      $ 2,481,000      $ 2,882,000
Finished parts               8,741,000        7,691,000
Work in process              6,410,000        4,945,000
Raw material                   400,000          414,000
                           -----------      -----------
                           $18,032,000      $15,932,000
                           ===========      ===========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MOORE PRODUCTS CO.
March 31, 1999


Note C - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                              Three Months Ended
                                                                    March 31
                                                         -----------------------------
                                                            1999               1998
                                                            ----               ----
Numerator:
     Net income                                          $   884,000       $ 1,202,000
     Preferred stock dividends                                (2,000)           (2,000)
                                                         -----------       -----------
     Numerator for basic earnings per share -
       income available to common stockholders               882,000         1,200,000
     Effect of dilutive securities:
       Preferred stock dividends                               2,000             2,000
                                                         -----------       -----------
     Numerator for diluted earnings per share -
       income available to common stockholders
       after assumed conversions                         $   884,000       $ 1,202,000
                                                         ===========       ===========

Denominator:
     Denominator for basic earnings per share -
       weighted average shares                             2,647,955         2,599,761
     Effect of dilutive securities:
       Stock options                                          87,475           240,399
       Convertible preferred stock                            70,380            70,380
                                                         -----------       -----------
     Dilutive potential common shares                        157,855           310,779
                                                         -----------       -----------
       Denominator for diluted earnings per share -
         adjusted weighted average shares and
         assumed conversions                               2,805,810         2,910,540
                                                         ===========       ===========

Basic income per share                                   $       .33       $       .46
                                                         ===========       ===========

Diluted income per share                                 $       .32       $       .41
                                                         ===========       ===========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MOORE PRODUCTS CO.
March 31, 1999


Note D - Comprehensive Income

During the first quarter of 1999 and 1998, total comprehensive income, which is comprised of net income and net change in the accumulated foreign currency translation adjustment account for the three-month period, amounted to $949,000 and $1,375,000, respectively.


Note E - Segment and Geographic Information

                                             United
                                             States         Europe         Other      Eliminations    Consolidated
                                          -------------------------------------------------------------------------
Three Months Ended 3/31/99                                         (Thousands of dollars)

Sales to unaffiliated customers           $    30,614     $     3,790    $    4,797    $       ---      $    39,201
Sales and transfers between
     geographic areas                           3,935             242           488         (4,665)             ---
                                          -----------     -----------    ----------    -----------      -----------
Total revenue                             $    34,549     $     4,032    $    5,285    $    (4,665)     $    39,201
                                          ===========     ===========    ==========    ===========      ===========
Operating income (loss)                   $     2,722     $      (455)   $       89    $      (422)     $     1,934
Net property, plant and equipment              11,930           2,037         1,615            ---           15,582
Total assets                                   83,925          18,410        14,125        (16,791)          99,669

Three Months Ended 3/31/98

Sales to unaffiliated customers           $    27,968     $     5,024    $    5,364    $       ---      $    38,356
Sales and transfers between
     geographic areas                           5,508           1,017           611         (7,136)             ---
                                          -----------     -----------    ----------    -----------      -----------
Total revenue                             $    33,476     $     6,041    $    5,975    $    (7,136)     $    38,356
                                          ===========     ===========    ==========    ===========      ===========
Operating income (loss)                   $     1,545     $       348    $      700    $      (779)     $     1,814
Net property, plant and equipment              11,941           1,940         1,673            ---           15,554
Total assets                                   81,048          20,670        13,561        (19,886)          95,393

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

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Moore provides this cautionary statement identifying important factors that, among others, could cause the actual results and events to differ materially from those set forth in or implied by forward-looking statements and related assumptions. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of global economic conditions; the impact of competitive products and pricing; product development, commercialization and technological difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business conditions; changes in government laws and regulations, including taxes; and uncertainties related to Year 2000 issues. Further information concerning factors that potentially could materially affect Moore's financial results is included in Moore's Form 10-K, 10-Q and other reports filed with the Securities and Exchange Commission.

Results of Operations

Sales for the first quarter of 1999 were $39,201,000 compared to $38,356,000 for the same period last year, a 2% increase. Higher sales of process automation systems in the United States were somewhat offset by lower sales of such systems outside the United States and lower sales of other product lines on a global basis.

Order bookings for the first quarter of fiscal 1999 were $44,250,000 compared to $45,325,000 for the same period last year, a 2% decrease. While 1999 order bookings in the United States and Asia-Pacific were higher, our United Kingdom subsidiary experienced a reduction in order bookings due to order bookings in 1998 of approximately $7 million for large process automation systems that were not repeated in the current year. The consolidated backlog of unshipped orders as of March 31, 1999 was a record $48,986,000 compared to $44,874,000 as of March 31, 1998. Approximately 95% of this backlog is expected to be shipped in 1999.

Gross profit for the first quarter was $17,097,000, or 44% of sales, compared to $15,810,000, or 41% of sales, for the first quarter of 1998. The gross profit margin percentage increased compared to last year mostly due to product mix that included higher sales of process automation systems hardware in 1999.

Selling, research and development, administrative and general expenses for the first quarter were $15,163,000, or 39% of sales, compared to $13,996,000, or 36% of sales in 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Higher payroll and other expenses related to new product development and marketing were the primary reasons for this increase.

Interest expense for the first quarter of 1999 was $6,000, reflecting limited borrowing activity. There was no interest expense for the first quarter of 1998.

Moore's year-to-date effective tax rate was 54% of pretax income compared to 37% for the first three months of 1998. This increase in the effective tax rate was attributable to operating losses in countries for which tax loss benefits are not currently recognized. Statutory rates are applied to pretax income in the United States. Consistent with previous reporting periods, tax benefits for losses incurred by certain international subsidiaries in tax jurisdictions outside the United States have not been fully recognized for financial reporting purposes because the realization of such benefits is not presently assured.

Net income for the first quarter ended March 31, 1999 was $884,000 compared to net income of $1,202,000 for the first quarter of 1998. Diluted net income per share was $0.33 for the first quarter of 1999 compared to $0.41 for the first quarter of 1998.

Liquidity and Capital Resources

Cash and cash equivalents decreased during the first quarter of 1999 by $3,781,000. This decrease was the result of negative cash flow from operating activities, capital expenditures and a special 22-cent per share cash dividend on the common stock. Capital expenditures were primarily for equipment in support of sales and marketing promotion and product development.

Working capital decreased slightly at March 31, 1999, to $39,995,000 from $40,000,000 at December 31, 1998. Accounts receivable declined $1,783,000 in the first quarter of 1999 primarily due to a reduction in sales compared to the fourth quarter of 1998. During the first quarter of 1999, inventory levels increased by $2,100,000 reflecting the increase in order backlog from the year ended 1998.

Cash and cash equivalents amounted to $3,768,000 at March 31, 1999. Moore had no outstanding advances under credit arrangements at March 31, 1999. As of March 31, 1999, Moore had commitments to invest approximately $1.3 million in new business ventures intended to extend certain product lines and increase global distribution. Management believes that current cash and cash equivalents, cash flow from operations, and its established credit facilities of approximately $16,000,000 should be sufficient during 1999 to fund planned capital expenditures, working capital needs, dividends, and other anticipated cash requirements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Year 2000 Readiness

As more fully described in Moore's annual report on Form 10-K for the year ended December 31, 1998, Moore has undertaken a program to evaluate, test and modify or replace certain software and hardware to try to assure no disruption in operations beyond December 31, 1999. Moore has evaluated its internal, general purpose and production hardware and software systems, as well as any embedded logic devices used to control equipment or facilities, to identify any elements requiring modification to become Year 2000 compliant. In addition, Moore has communicated with key suppliers of goods and services and customers to determine their state of Year 2000 readiness.

Moore's significant U.S.-based computer systems have been upgraded, modified, tested and are believed to be compliant. The remaining information technology system requiring modification or upgrade, which is in a non-U.S. subsidiary location, is expected to be compliant by June 1999.

Moore has made an assessment of its current product offerings and believes that it has identified all products that have date-sensitive software or embedded chips. Analysis by a team of Moore's development engineers suggests that Year 2000 and other date-sensitive compliance will have minimal impact on Moore's products. Test plans to confirm proper operation have been developed and are completed for 95% of the potentially affected products, with the remaining testing expected to be completed by June 30, 1999. Remediation, if required, is also expected to be accomplished in this time period.

Amounts expended for Year 2000 projects have not been and are not expected to be significant to Moore's results of operations or financial condition. The total costs of Year 2000 projects, incurred to date and/or expected to be incurred, are currently estimated to be $750,000.

Because Moore expects to be compliant for all business-critical systems, no contingency plans have been established at this time. The company will reevaluate its readiness and that of its customers and suppliers throughout 1999 and determine what, if any, contingency plans are required at that time.

Market and Other Risks

Moore's primary development and manufacturing activities are located in the United States. Increasing sales of its products into international markets make Moore vulnerable to such factors as foreign currency exchange rates or weak economic conditions in such markets. Moore's operating results are exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, the U.K. pound sterling, and other currencies in Western Europe and

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Asia-Pacific. To a certain extent, foreign currency exchange rate movements affect Moore's competitive position, as exchange rate changes may influence business practices and/or pricing strategies of non-U.S. based competitors. In addition, transactions between the U.S. parent company and its international subsidiaries, which are generally denominated in U.S. dollars, are subject to gains or losses in the consolidated financial statements. Moore does not typically hedge these transactions but attempts to limit exposure to these situations by timely settlement of the U.S. dollar liabilities in the subsidiary locations. Moore maintains lines of credit in Canada and the United Kingdom to help facilitate this approach. Foreign exchange transaction losses in the first quarter of 1999 amounted to less than $30,000. The Economic Monetary Union (EMU) has initiated changes to monetary policy and foreign exchange, including adoption of the Euro as a single currency for several European countries. Based upon Moore's current business structure in Europe, it is anticipated that these changes will not have a material impact on Moore. Throughout 1999, Moore will continue to evaluate the implications of this change, including, but not limited to, financial and statutory reporting, the structure of business transactions, business systems that might be required to support the change, and its relative competitive position in geographic markets that participate in the EMU.


Item 3. Quantitative and Qualitative Disclosure of Market Risk.

Disclosure about market risk is contained in Item 2 above.

 PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

Exhibit
Number                        Description
-------                       -----------

 10.1        Form of agreement with Donald E. Bogle dated April 30, 1999.

 27.1        Financial Data Schedule for Quarter Ended March 31, 1999.

 27.2 Restated Financial Data Schedule for Quarters Ended March 31, 1998, June 30, 1998, and September 30, 1998.

 27.3        Restated Financial Data Schedule for Year Ended December 31, 1998.




(b) No reports on Form 8-K were filed during the most recently completed fiscal quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           MOORE PRODUCTS CO.





Dated:  May 13, 1999                       By: /s/ R. E. Wisniewski
                                               --------------------------------
                                               As Secretary and Treasurer and as
                                               Principal Financial and
                                               Accounting Officer