Form 10-Q/A
period 1999-03-31
MOORE PRODUCTS CO
filed 1999-05-25
CIK 67975

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 1


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

                          Amendment No. 1 to Form 10-Q
                          ----------------------------

This amendment is being filed to correct minor errors in the financial statements contained in Part I, Items 1 and 2, as originally filed. Part I, Items 1 and 2, as amended, is set forth in its entirety below.





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


Note E - Segment and Geographic Information

                                             United
                                             States         Europe         Other      Eliminations    Consolidated
                                          -------------------------------------------------------------------------
Three Months Ended 3/31/99                                         (Thousands of dollars)


Sales to unaffiliated customers           $    30,614     $     3,790    $    4,797    $       ---      $    39,201
Sales and transfers between
     geographic areas                           3,935             242           488         (4,665)             ---
                                          -----------     -----------    ----------    -----------      -----------
Total revenue                             $    34,549     $     4,032    $    5,285    $    (4,665)     $    39,201
                                          ===========     ===========    ==========    ===========      ===========
Operating income (loss)                   $     2,750     $      (466)   $       85    $      (422)     $     1,947
Net property, plant and equipment              11,930           2,037         1,615            ---           15,582
Total assets                                   83,925          18,410        14,125        (16,791)          99,669


Three Months Ended 3/31/98


Sales to unaffiliated customers           $    27,968     $     5,024    $    5,364    $       ---      $    38,356
Sales and transfers between
     geographic areas                           5,508           1,017           611         (7,136)             ---
                                          -----------     -----------    ----------    -----------      -----------
Total revenue                             $    33,476     $     6,041    $    5,975    $    (7,136)     $    38,356
                                          ===========     ===========    ==========    ===========      ===========
Operating income (loss)                   $     1,605     $       366    $      709    $      (779)     $     1,901
Net property, plant and equipment              11,941           1,940         1,673            ---           15,554
Total assets                                   81,048          20,670        13,561        (19,886)          95,393

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


Selling, research and development, administrative and general expenses for the first quarter were $15,150,000, or 39% of sales, compared to $13,909,000, or 36% of sales in 1998.

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


Net income for the first quarter ended March 31, 1999 was $884,000 compared to net income of $1,202,000 for the first quarter of 1998. Diluted net income per share was $0.32 for the first quarter of 1999 compared to $0.41 for the first quarter of 1998.


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



                                           MOORE PRODUCTS CO.





Dated:  May 25, 1999                       By: /s/ R. E. Wisniewski
                                               --------------------------------
                                               As Secretary and Treasurer and as
                                               Principal Financial and
                                               Accounting Officer