Form 10-Q
period 1999-06-30
MOORE PRODUCTS CO
filed 1999-08-11
CIK 67975

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                         -------------------
                                       OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

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

As of July 31, 1999, the number of shares of Registrant's Common Stock outstanding was 2,639,091.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                               MOORE PRODUCTS CO.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Six Months Ended
                                                               June 30
                                                     ---------------------------
                                                         1999            1998
                                                     -----------     -----------

Net sales                                            $80,773,000     $81,998,000

Cost of sales                                         46,899,000      48,808,000
                                                     -----------     -----------

Gross profit                                          33,874,000      33,190,000

Selling, research and development,
     administrative and general expenses              30,483,000      28,749,000
                                                     -----------     -----------

Operating income                                       3,391,000       4,441,000

Interest expense                                          43,000          20,000
                                                     -----------     -----------

Income before income taxes                             3,348,000       4,421,000

Income tax provision                                   1,392,000       1,862,000
                                                     -----------     -----------

     Net income                                      $ 1,956,000     $ 2,559,000
                                                     ===========     ===========



Earnings per common share:
     Basic                                           $       .74     $       .98
                                                     ===========     ===========
     Diluted                                         $       .70     $       .88
                                                     ===========     ===========


See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended
                                                               June 30
                                                     ---------------------------
                                                         1999            1998
                                                     -----------     -----------
Net sales                                            $41,572,000     $43,642,000

Cost of sales                                         24,796,000      26,262,000
                                                     -----------     -----------

Gross profit                                          16,776,000      17,380,000

Selling, research and development,
     administrative and general expenses              15,332,000      14,841,000
                                                     -----------     -----------

Operating income                                       1,444,000       2,539,000

Interest expense                                          37,000          20,000
                                                     -----------     -----------

Income before income taxes                             1,407,000       2,519,000

Income tax provision                                     335,000       1,163,000
                                                     -----------     -----------

     Net income                                      $ 1,072,000     $ 1,356,000
                                                     ===========     ===========



Earnings per common share:
     Basic                                           $       .41     $       .52
                                                     ===========     ===========
     Diluted                                         $       .38     $       .47
                                                     ===========     ===========

See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            June 30,          December 31,
                                                              1999                1998
ASSETS                                                   -------------       -------------
CURRENT ASSETS                                            (Unaudited)           (Note A)
     Cash and cash equivalents                           $   3,916,000       $   7,549,000
     Trade accounts receivable, less allowances of
       $1,014,000 in 1999 and $1,213,000 in 1998            40,011,000          41,945,000
     Inventories                                            21,046,000          15,932,000
     Prepaid expenses and deferred income taxes              5,191,000           4,394,000
                                                         -------------       -------------
          TOTAL CURRENT ASSETS                              70,164,000          69,820,000

PROPERTY, PLANT AND EQUIPMENT                               65,873,000          63,182,000
Less:  Accumulated depreciation                            (49,480,000)        (47,267,000)
                                                         -------------       -------------
                                                            16,393,000          15,915,000
OTHER ASSETS
     Prepaid pension costs                                  18,239,000          16,232,000
                                                         -------------       -------------
                                                         $ 104,796,000       $ 101,967,000
                                                         =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                    $  10,066,000       $  10,772,000
     Accrued compensation                                    3,407,000           4,022,000
     Advances from customers                                 7,377,000           5,076,000
     Accrued income taxes                                    1,500,000           1,242,000
     Other accrued liabilities                               8,419,000           8,708,000
                                                         -------------       -------------
          TOTAL CURRENT LIABILITIES                         30,769,000          29,820,000

OTHER LIABILITIES                                            9,196,000           9,192,000

STOCKHOLDERS' EQUITY
     Preferred Stock, 5% cumulative, voting
       and convertible, par value $1 per share:
          Authorized - 325,000 shares
          Issued and outstanding - 175,950 shares              176,000             176,000
     Common Stock, par value $1 per share:
          Authorized - 7,500,000 shares
          Issued and outstanding - 2,639,091 shares
            in 1999 and 2,619,471 shares in 1998             2,639,000           2,619,000
     Capital in excess of par value                         11,785,000          11,479,000
     Retained earnings                                      52,541,000          51,169,000
     Accumulated other comprehensive income (loss)          (2,310,000)         (2,488,000)
                                                         -------------       -------------
          TOTAL STOCKHOLDERS' EQUITY                        64,831,000          62,955,000
                                                         -------------       -------------
                                                         $ 104,796,000       $ 101,967,000
                                                         =============       =============

See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Six Months Ended
                                                                     June 30,
                                                         -----------------------------
                                                             1999              1998
                                                         -----------       -----------
OPERATING ACTIVITIES:
     Net income                                          $ 1,956,000       $ 2,559,000
     Noncash (income) expenses:
          Depreciation                                     2,246,000         1,866,000
          Deferred income taxes                             (300,000)         (321,000)
          Pension and other postretirement benefits       (2,007,000)       (1,836,000)

     Changes in operating assets and liabilities:
          Trade accounts receivable                        1,934,000         1,265,000
          Inventories                                     (5,114,000)         (634,000)
          Accounts payable                                  (706,000)          (96,000)
          Other accrued liabilities                         (289,000)          652,000
          Accrued compensation                              (615,000)         (934,000)
          Advances from customers                          2,301,000           946,000
          Accrued income taxes                               258,000            80,000
          Prepaid expenses                                  (493,000)         (244,000)
                                                         -----------       -----------
                Net cash (used in) provided by
                  operating activities                      (829,000)        3,303,000

INVESTING ACTIVITY:
     Net purchase of property, plant and equipment        (2,783,000)       (3,026,000)

FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                 326,000           337,000
     Cash dividends paid                                    (584,000)       (1,044,000)
                                                         -----------       -----------
          Net cash used in financing activities             (258,000)         (707,000)

Effect of exchange rate changes                              237,000           (22,000)
                                                         -----------       -----------

NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                                     (3,633,000)         (452,000)

Cash and cash equivalents at beginning of year             7,549,000         3,816,000
                                                         -----------       -----------
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                    $ 3,916,000       $ 3,364,000
                                                         ===========       ===========

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MOORE PRODUCTS CO.
June 30, 1999

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the Instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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


Note B - Inventories

The components of inventory consist of the following:

                             June 30,       December 31,
                               1999            1998
                           -----------      -----------
Completed instruments      $ 3,204,000      $ 2,882,000
Finished parts               8,776,000        7,691,000
Work in process              8,653,000        4,945,000
Raw material                   413,000          414,000
                           -----------      -----------
                           $21,046,000      $15,932,000
                           ===========      ===========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MOORE PRODUCTS CO.
June 30, 1999


Note C - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                               Six Months Ended
                                                                   June 30,
                                                         -----------------------------
                                                             1999              1998
                                                         -----------       -----------
Numerator:
     Net income                                          $ 1,956,000       $ 2,559,000
     Preferred stock dividends                                (4,000)           (4,000)
                                                         -----------       -----------
     Numerator for basic earnings per share -
       income available to common stockholders             1,952,000         2,555,000
     Effect of dilutive securities:
       Preferred stock dividends                               4,000             4,000
                                                         -----------       -----------
     Numerator for diluted earnings per share -
       income available to common stockholders
       after assumed conversions                         $ 1,956,000       $ 2,559,000
                                                         ===========       ===========

Denominator:
     Denominator for basic earnings per share -
       weighted average shares                             2,633,752         2,606,281
     Effect of dilutive securities:
       Stock options                                          88,586           234,628
       Convertible preferred stock                            70,380            70,380
                                                         -----------       -----------
     Dilutive potential common shares                        158,966           305,008
                                                         -----------       -----------
       Denominator for diluted earnings per share -
         adjusted weighted average shares and
         assumed conversions                               2,792,718         2,911,289
                                                         ===========       ===========

Basic income per share                                   $       .74       $       .98
                                                         ===========       ===========

Diluted income per share                                 $       .70       $       .88
                                                         ===========       ===========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MOORE PRODUCTS CO.
June 30, 1999


Note C - Earnings per Share (continued)

                                                               Three Months Ended
                                                                    June 30,
                                                         -----------------------------
                                                             1999              1998
                                                         -----------       -----------
Numerator:
     Net income                                          $ 1,072,000       $ 1,356,000
     Preferred stock dividends                                (2,000)           (2,000)
                                                         -----------       -----------
     Numerator for basic earnings per share -
       income available to common stockholders             1,070,000         1,354,000
     Effect of dilutive securities:
       Preferred stock dividends                               2,000             2,000
                                                         -----------       -----------
     Numerator for diluted earnings per share -
       income available to common stockholders
       after assumed conversions                         $ 1,072,000       $ 1,356,000
                                                         ===========       ===========

Denominator:
     Denominator for basic earnings per share -
       weighted average shares                             2,637,526         2,609,350
     Effect of dilutive securities:
       Stock options                                          89,708           224,209
       Convertible preferred stock                            70,380            70,380
                                                         -----------       -----------
     Dilutive potential common shares                        160,088           294,589
                                                         -----------       -----------
       Denominator for diluted earnings per share -
         adjusted weighted average shares and
         assumed conversions                               2,797,614         2,903,939
                                                         ===========       ===========

Basic income per share                                   $       .41       $       .52
                                                         ===========       ===========

Diluted income per share                                 $       .38       $       .47
                                                         ===========       ===========


Note D - Comprehensive Income

During the six month periods ended June 30, 1999 and 1998, total comprehensive income, which is comprised of net income and net change in the accumulated foreign currency translation adjustment for the six month period, amounted to $2,134,000 and $2,517,000, respectively. For the quarters ended June 30, 1999 and 1998, total comprehensive income, which is comprised of net income and net change in the accumulated foreign currency translation adjustment account for the three month period, amounted to $1,185,000 and $1,141,000, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MOORE PRODUCTS CO.
June 30, 1999

Note E - Segment and Geographic Information

                                           United
                                           States           Europe             Other         Eliminations      Consolidated
                                          --------         --------          --------        ------------      ------------
Six Months Ended 6/30/99                                              (Thousands of dollars)

Sales to unaffiliated customers           $ 60,937         $  9,599          $ 10,237          $   --            $ 80,773
Sales and transfers between
     geographic areas                        8,296            1,968             1,030           (11,294)             --
                                          --------         --------          --------          --------          --------
Total revenue                             $ 69,233         $ 11,567          $ 11,267          $(11,294)         $ 80,773
                                          ========         ========          ========          ========          ========
Operating income (loss)                   $  3,621         $   (185)         $    732          $   (777)         $  3,391
Net property, plant and equipment           12,802            1,968             1,623              --              16,393
Total assets                                87,407           21,146            14,407           (18,164)          104,796

Six Months Ended 6/30/98

Sales to unaffiliated customers           $ 59,801         $ 13,280          $  8,917          $   --            $ 81,998
Sales and transfers between
     geographic areas                        9,205            1,321             1,221           (11,747)             --
                                          --------         --------          --------          --------          --------
Total revenue                             $ 69,006         $ 14,601          $ 10,138          $(11,747)         $ 81,998
                                          ========         ========          ========          ========          ========
Operating income (loss)                   $  4,311         $    389          $    557          $   (816)         $  4,441
Net property, plant and equipment           12,580            2,163             1,665              --              16,408
Total assets                                81,335           20,942            12,778           (18,678)           96,377


Three Months Ended 6/30/99

Sales to unaffiliated customers           $ 30,323         $  5,809          $  5,440          $   --            $ 41,572
Sales and transfers between
     geographic areas                        4,360            1,726               542            (6,628)             --
                                          --------         --------          --------          --------          --------
Total revenue                             $ 34,683         $  7,535          $  5,982          $ (6,628)         $ 41,572
                                          ========         ========          ========          ========          ========
Operating income (loss)                   $    871         $    281          $    647          $   (355)         $  1,444

Three Months Ended 6/30/98

Sales to unaffiliated customers           $ 31,833         $  8,256          $  3,553          $   --            $ 43,642
Sales and transfers between
     geographic areas                        3,697              304               610            (4,611)             --
                                          --------         --------          --------          --------          --------
Total revenue                             $ 35,530         $  8,560          $  4,163          $ (4,611)         $ 43,642
                                          ========         ========          ========          ========          ========
Operating income (loss)                   $  2,705         $     23          $   (152)         $    (37)         $  2,539

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

Results of Operations

Sales for the second quarter of 1999 were $41,572,000 compared to $43,642,000 for the same period last year, a 5% decrease. Year-to-date sales for the six months ended June 30, 1999 were $80,773,000 compared to $81,998,000 for the same period last year, a 1% decrease. Higher sales of process automation systems in the United States and Canada were offset by lower systems sales in Europe and lower sales of other product lines on a global basis.

Order bookings for the second quarter of fiscal 1999 were $39,081,000 compared to $43,457,000 for the same period last year, a 10% decrease. Year-to-date order bookings decreased by 6% to $83,331,000 from $88,782,000. While 1999 order bookings for process automation systems remain strong in the United States and Asia-Pacific, our United Kingdom subsidiary experienced a reduction in order bookings due to order bookings in 1998 of approximately $7 million for large process automation systems that were not repeated in the current year. The consolidated backlog of unshipped orders as of June 30, 1999 was $46,274,000 compared to $44,364,000 as of June 30, 1998. Approximately 85% of this backlog is expected to be shipped in 1999.

Gross profit for the quarter was $16,776,000, or 40% of sales, compared to $17,380,000, or 40% of sales, for the second quarter of 1998. Gross profit year-to-date was $$33,874,000, or 42% of sales, compared to $33,190,000, or 40% of sales, in 1998. The gross profit margin percentage on a year-to-date basis increased compared to last year mostly due to product mix that included higher sales of process automation systems and services in 1999.

Selling, research and development, administrative and general expenses for the second quarter were $15,332,000, or 37% of sales, compared to $14,841,000, or 34% of sales in 1998. These expenses year-to-date were $30,483,000, or 38% of sales, compared to $28,749,000, or 35% of sales, in 1998. Higher payroll and other expenses related to new product development and marketing were the primary reasons for these increases.

Interest expense for the second quarter of 1999 was $37,000 compared to $20,000 for the same quarter last year. Year-to-date interest expense was $43,000 compared to $20,000 for the same six month period in 1998. This increase from last year was attributed to an increase in short-term borrowing activity in 1999.

Moore's second quarter effective tax rate was 24% of pretax income compared to 46% for the same period in 1998. The quarterly effective tax rate was impacted by improved operating results in countries for which tax loss carryover benefits are available. The year-to-date effective tax rate was 42% of pretax income, the same rate as the first six months of 1998. Statutory rates are applied to pretax income in the United States. Consistent with previous reporting periods, tax benefits for losses incurred by certain international subsidiaries in tax jurisdictions outside the United States have not been fully recognized for financial reporting purposes because the realization of such benefits is not presently assured.

Net income for the second quarter ended June 30, 1999 was $1,072,000 compared to net income of $1,356,000 for the second quarter of 1998. For the six months ended June 30, 1999, net income was $1,956,000 compared to $2,559,000 for the same period in 1998. Diluted net income per share was $0.38 for the second quarter of 1999 compared to $0.47 for the second quarter of 1998. For the six months ended June 30, 1999, diluted net income per share was $0.70 compared to $0.88 in 1998.

Liquidity and Capital Resources

Cash and cash equivalents decreased during the six month period ended June 30, 1999 by $3,633,000. This decrease was the result of negative cash flow from operating activities, capital expenditures and a special 22-cent per share cash dividend on the common stock. Capital expenditures were primarily related to facilities and equipment in support of sales and marketing promotion and product development.

Working capital decreased slightly at June 30, 1999, to $39,395,000 from $40,000,000 at December 31, 1998. Accounts receivable declined $1,934,000 in the first six months of 1999 due to improvements in receivable turnover. During the first six months of 1999, inventory levels increased by $5,114,000 reflecting an increase in work in process inventory and customer backlog for process automation systems. Advances from customers have also increased by $2,301,000 for the same reason.

Cash and cash equivalents amounted to $3,916,000 at June 30, 1999. Moore had no outstanding advances under credit arrangements at June 30, 1999. During the second quarter, Moore invested approximately $1.0 million in new business ventures. This included the acquisition of Verax Systems, a developer of statistical process control software for industrial manufacturing applications and a complementary extension to Moore's dimensional measurement solutions for discrete parts manufacturers. Moore also completed a joint venture in France to enhance its distribution capabilities in Europe and North Africa. Management believes that current cash and cash equivalents, cash flow from operations, and its established credit facilities of approximately $16,000,000 should be sufficient during 1999 to fund planned capital expenditures, working capital needs, dividends, and other anticipated cash requirements.

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

Moore's significant computer systems have been upgraded, modified, tested and are believed to be compliant.

Moore has made an assessment of its current product offerings and believes that it has identified all products that have date-sensitive software or embedded chips. Analysis by a team of Moore's development engineers suggests that Year 2000 and other date-sensitive compliance should have minimal impact on Moore's products. Testing to confirm proper operation for the potentially affected products was completed in the second quarter of 1999.

Amounts expended for Year 2000 projects have not been and are not expected to be significant to Moore's results of operations or financial condition. The total costs of Year 2000 projects, incurred to date and/or expected to be incurred, are currently estimated to be $750,000.

Management believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner. Because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of problems should Moore or its trading partners fail to complete all Year 2000 plans and become completely Year 2000 compliant. The current assessment is that such costs and failure of compliance efforts would not have a materially adverse effect on the Company. Moore believes that the most likely risks of serious Year 2000 business disruption are external in nature, including disruption of utility and transportation services, customers' noncompliance, and disruptions in the general economy. To the extent that these factors impact the

Company's sales or ability to deliver its products and services, they could have a materially adverse effect on the Company. In addition, Moore could be subject to litigation relating to Year 2000 compliance issues. The amount of potential liability and lost revenue cannot be reasonably assessed or estimated at this time.

Moore is preparing contingency plans relating specifically to identified Year 2000 risks and developing cost estimates relating to these plans. Contingency plans may include increasing inventory levels, securing alternative sources of supply and other appropriate measures. Moore anticipates completion of the Year 2000 contingency plans during the third quarter of fiscal 1999. Once developed, Year 2000 contingency plans and related cost estimates will be reviewed and modified as additional information becomes available.

Market and Other Risks

Moore's primary development and manufacturing activities are located in the United States. Increasing sales of its products into international markets make Moore vulnerable to such factors as foreign currency exchange rates or weak economic conditions in such markets. Moore's operating results are exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, the U.K. pound sterling, and other currencies in Western Europe and Asia-Pacific. To a certain extent, foreign currency exchange rate movements affect Moore's competitive position, as exchange rate changes may influence business practices and/or pricing strategies of non-U.S. based competitors. In addition, transactions between the U.S. parent company and its international subsidiaries, which are generally denominated in U.S. dollars, are subject to gains or losses in the consolidated financial statements. Moore does not typically hedge these transactions but attempts to limit exposure to these situations by timely settlement of the U.S. dollar liabilities in the subsidiary locations. Moore maintains lines of credit in Canada and the United Kingdom to help facilitate this approach. Foreign exchange transaction gains in the first six months of 1999 amounted to approximately $70,000. The Economic Monetary Union (EMU) has initiated changes to monetary policy and foreign exchange, including adoption of the Euro as a single currency for several European countries. Based upon Moore's current business structure in Europe, it is anticipated that these changes will not have a material impact on Moore. Throughout 1999, Moore will continue to evaluate the implications of this change, including, but not limited to, financial and statutory reporting, the structure of business transactions, business systems that might be required to support the change, and its relative competitive position in geographic markets that participate in the EMU.


Item 3.  Quantitative and Qualitative Disclosure of Market Risk.

Disclosure about market risk is contained under "Market and Other Risks" in Item 2 above.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

On April 30, 1999, the Registrant held its Annual Meeting of Shareholders at which time two directors were elected to serve for terms expiring in 2003. The tabulation of votes with respect to each nominee was as follows: Edward J. Curry, For - 3,346,911, Withheld - 32,232; Raymond M. Reed, For - 3,348,695,
Withheld - 30,448.


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit
Number                                 Description
-------         --------------------------------------------------------

 27             Financial Data Schedule for Quarter Ended June 30, 1999.



(b) No reports on Form 8-K were filed during the most recently completed fiscal quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 MOORE PRODUCTS CO.





Dated: August 11, 1999           By: /s/ R. E. Wisniewski
                                     ------------------------------------------
                                     As Secretary and Treasurer and as
                                     Principal Financial and Accounting Officer