Form 10-Q
period 1999-09-30
MOORE PRODUCTS CO
filed 1999-11-15
CIK 67975

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                         ------------------------
                                       OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

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

As of October 31, 1999, the number of shares of Registrant's Common Stock outstanding was 2,640,346.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                               MOORE PRODUCTS CO.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Nine Months Ended
                                                                    September 30
                                                   --------------------------------------------
                                                          1999                        1998
                                                   ----------------           -----------------
Net sales                                          $    123,474,000           $     122,736,000

Cost of sales                                            73,540,000                  73,341,000
                                                   ----------------           -----------------

Gross profit                                             49,934,000                  49,395,000

Selling, research and development,
     administrative and general expenses                 45,941,000                  43,110,000
                                                   ----------------           -----------------

Operating income                                          3,993,000                   6,285,000

Interest expense                                            170,000                      60,000
                                                   ----------------           -----------------

Income before income taxes                                3,823,000                   6,225,000

Income tax provision                                      1,661,000                   3,089,000
                                                   ----------------           -----------------

     Net income                                    $      2,162,000           $       3,136,000
                                                   ================           =================


Earnings per common share:
     Basic                                                    $ .82                       $1.20
                                                              =====                       =====
     Diluted                                                  $ .77                       $1.09
                                                              =====                       =====


           See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three Months Ended
                                                                    September 30
                                                    --------------------------------------------
                                                          1999                        1998
                                                    ----------------           -----------------
Net sales                                           $     42,701,000           $      40,738,000

Cost of sales                                             26,641,000                  24,532,000
                                                    ----------------           -----------------

Gross profit                                              16,060,000                  16,206,000

Selling, research and development,
     administrative and general expenses                  15,458,000                  14,362,000
                                                    ----------------           -----------------

Operating income                                             602,000                   1,844,000

Interest expense                                             127,000                      40,000
                                                    ----------------           -----------------

Income before income taxes                                   475,000                   1,804,000

Income tax provision                                         269,000                   1,227,000
                                                    ----------------           -----------------

     Net income                                     $        206,000           $         577,000
                                                    ================           =================



Earnings per common share:
     Basic                                                     $ .08                       $ .22
                                                               =====                       =====
     Diluted                                                   $ .07                       $ .20
                                                               =====                       =====

           See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           September 30             December 31
                                                                               1999                     1998
ASSETS                                                                  ------------------------------------------
CURRENT ASSETS                                                              (Unaudited)               (Note A)
     Cash and cash equivalents                                          $      2,618,000         $       7,549,000
     Trade accounts receivable, less allowances of
       $1,018,000 in 1999 and $1,213,000 in 1998                              42,884,000                41,945,000
     Inventories                                                              18,890,000                15,932,000
     Prepaid expenses and deferred income taxes                                4,915,000                 4,394,000
                                                                        ----------------         -----------------
          TOTAL CURRENT ASSETS                                                69,307,000                69,820,000

PROPERTY, PLANT AND EQUIPMENT                                                 66,887,000                63,182,000
Less:  Accumulated depreciation                                              (50,608,000)              (47,267,000)
                                                                        ----------------         -----------------
                                                                              16,279,000                15,915,000
OTHER ASSETS
     Prepaid pension costs                                                    19,239,000                16,232,000
                                                                        ----------------         -----------------
                                                                        $    104,825,000         $     101,967,000
                                                                        ================         =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                   $     10,019,000         $      10,772,000
     Accrued compensation                                                      3,788,000                 4,022,000
     Advances from customers                                                   6,758,000                 5,076,000
     Accrued income taxes                                                      1,307,000                 1,242,000
     Other accrued liabilities                                                 8,411,000                 8,708,000
                                                                        ----------------         -----------------
          TOTAL CURRENT LIABILITIES                                           30,283,000                29,820,000

OTHER LIABILITIES                                                              9,196,000                 9,192,000

STOCKHOLDERS' EQUITY
     Preferred Stock, 5% cumulative, voting
       and convertible, par value $1 per share:
          Authorized - 325,000 shares
          Issued and outstanding - 175,950 shares                                176,000                   176,000
     Common Stock, par value $1 per share:
          Authorized - 7,500,000 shares
          Issued and outstanding - 2,640,346 shares
            in 1999 and 2,619,471 shares in 1998                               2,640,000                 2,619,000
     Capital in excess of par value                                           11,808,000                11,479,000
     Retained earnings                                                        52,745,000                51,169,000
     Accumulated other comprehensive income (loss)                            (2,023,000)               (2,488,000)
                                                                        ----------------         -----------------
          TOTAL STOCKHOLDERS' EQUITY                                          65,346,000                62,955,000
                                                                        ----------------         -----------------
                                                                        $    104,825,000         $     101,967,000
                                                                        ================         =================


See Notes to Condensed Consolidated Financial Statements.

                               MOORE PRODUCTS CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30
                                                                        ------------------------------------------
                                                                              1999                       1998
                                                                        ---------------           ----------------
OPERATING ACTIVITIES:
     Net income                                                         $     2,162,000           $      3,136,000
     Noncash (income) expenses:
          Depreciation                                                        3,352,000                  2,903,000
          Deferred income taxes                                                  (3,000)                  (348,000)
          Pension and other postretirement benefits                          (3,007,000)                (2,719,000)

     Changes in operating assets and liabilities:
          Trade accounts receivable                                            (939,000)                   942,000
          Inventories                                                        (2,958,000)                (1,454,000)
          Accounts payable                                                     (753,000)                (1,683,000)
          Other accrued liabilities                                            (297,000)                 1,558,000
          Accrued compensation                                                 (234,000)                (1,254,000)
          Advances from customers                                             1,682,000                  1,172,000
          Accrued income taxes                                                   65,000                    571,000
          Prepaid expenses                                                     (514,000)                  (490,000)
                                                                        ---------------           ----------------
                Net cash (used in) provided by
                  operating activities                                       (1,444,000)                 2,334,000

INVESTING ACTIVITY:
     Net purchase of property, plant and equipment                           (3,696,000)                (3,968,000)

FINANCING ACTIVITIES:
     Increase (decrease) in notes payable to bank                                   ---                  1,700,000
     Proceeds from exercise of stock options                                    350,000                    382,000
     Cash dividends paid                                                       (586,000)                (1,047,000)
                                                                        ---------------           ----------------
          Net cash (used in) provided by financing activities                  (236,000)                 1,035,000

Effect of exchange rate changes                                                 445,000                   (347,000)
                                                                        ---------------           ----------------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                                        (4,931,000)                  (946,000)

Cash and cash equivalents at beginning of year                                7,549,000                  3,816,000
                                                                        ---------------           ----------------
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                                   $     2,618,000           $      2,870,000
                                                                        ===============           ================

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MOORE PRODUCTS CO.
September 30, 1999


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the Instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain reclassifications have been made in prior periods' financial statements in order to conform with the current-period basis of presentation.


Note B - Inventories

The components of inventory consist of the following:

                                  September 30               December 31
                                      1999                      1998
                               ----------------          -----------------
Completed instruments          $      2,797,000          $       2,882,000
Finished parts                        7,813,000                  7,691,000
Work in process                       7,881,000                  4,945,000
Raw material                            399,000                    414,000
                               ----------------          -----------------
                               $     18,890,000          $      15,932,000
                               ================          =================

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MOORE PRODUCTS CO.
September 30, 1999


Note C - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                      Nine Months Ended
                                                                                        September 30
                                                                           ---------------------------------------
                                                                                 1999                   1998
                                                                           --------------          ---------------
Numerator:
     Net income                                                            $    2,162,000          $     3,136,000
     Preferred stock dividends                                                     (7,000)                  (7,000)
                                                                           --------------          ---------------
     Numerator for basic earnings per share -
       income available to common stockholders                                  2,155,000                3,129,000
     Effect of dilutive securities:
       Preferred stock dividends                                                    7,000                    7,000
                                                                           --------------          ---------------
     Numerator for diluted earnings per share -
       income available to common stockholders
       after assumed conversions                                           $    2,162,000          $     3,136,000
                                                                           ==============          ===============

Denominator:
     Denominator for basic earnings per share -
       weighted average shares                                                  2,635,649                2,609,799
     Effect of dilutive securities:
       Stock options                                                               91,824                  198,925
       Convertible preferred stock                                                 70,380                   70,380
                                                                           --------------          ---------------
     Dilutive potential common shares                                             162,204                  269,305
                                                                           --------------          ---------------
       Denominator for diluted earnings per share -
         adjusted weighted average shares and
         assumed conversions                                                    2,797,853                2,879,104
                                                                           ==============          ===============

Basic income per share                                                              $ .82                    $1.20
                                                                                    =====                    =====

Diluted income per share                                                            $ .77                    $1.09
                                                                                    =====                    =====

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MOORE PRODUCTS CO.
September 30, 1999


Note C - Earnings per Share (continued)

                                                                                     Three Months Ended
                                                                                        September 30
                                                                           ---------------------------------------
                                                                                 1999                   1998
                                                                           --------------          ---------------
Numerator:
     Net income                                                            $      206,000          $       577,000
     Preferred stock dividends                                                     (2,000)                  (2,000)
                                                                           --------------          ---------------
     Numerator for basic earnings per share -
       income available to common stockholders                                    204,000                  575,000
     Effect of dilutive securities:
       Preferred stock dividends                                                    2,000                    2,000
                                                                           --------------          ---------------
     Numerator for diluted earnings per share -
       income available to common stockholders
       after assumed conversions                                           $      206,000          $       577,000
                                                                           ==============          ===============

Denominator:
     Denominator for basic earnings per share -
       weighted average shares                                                  2,639,380                2,616,384
     Effect of dilutive securities:
       Stock options                                                               98,137                  135,799
       Convertible preferred stock                                                 70,380                   70,380
                                                                           --------------          ---------------
     Dilutive potential common shares                                             168,517                  206,179
                                                                           --------------          ---------------
       Denominator for diluted earnings per share -
         adjusted weighted average shares and
         assumed conversions                                                    2,807,897                2,822,563
                                                                           ==============          ===============

Basic income per share                                                              $ .08                    $ .22
                                                                                    =====                    =====

Diluted income per share                                                            $ .07                    $ .20
                                                                                    =====                    =====


Note D - Comprehensive Income

During the nine month periods ended September 30, 1999 and 1998, total comprehensive income, which is comprised of net income and net change in the accumulated foreign currency translation adjustment for the nine month period, amounted to $2,627,000 and $2,749,000, respectively. For the quarters ended September 30, 1999 and 1998, total comprehensive income, which is comprised of net income and net change in the accumulated foreign currency translation adjustment account for the three month period, amounted to $493,000 and $232,000, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MOORE PRODUCTS CO.
September 30, 1999


Note E - Segment and Geographic Information

                                             United
                                             States          Europe         Other       Eliminations    Consolidated
                                          --------------------------------------------------------------------------
Nine Months Ended 9/30/99                                          (Thousands of dollars)

Sales to unaffiliated customers           $     90,886     $    16,966    $   15,622    $        --      $   123,474
Sales and transfers between
     geographic areas                           11,731           3,648         1,760        (17,139)              --
                                          ------------     -----------    ----------    -----------      -----------
Total revenue                             $    102,617     $    20,614    $   17,382    $   (17,139)     $   123,474
                                          ============     ===========    ==========    ===========      ===========
Operating income (loss)                   $      3,600     $      (302)   $      695    $        --      $     3,993
Net property, plant and equipment               12,842           1,924         1,513             --           16,279
Total assets                                    87,656          22,512        12,220        (17,563)         104,825

Nine Months Ended 9/30/98

Sales to unaffiliated customers           $     89,885     $    18,815    $   14,036    $        --      $   122,736
Sales and transfers between
     geographic areas                           12,970           1,732         1,718        (16,420)              --
                                          ------------     -----------    ----------    -----------      -----------
Total revenue                             $    102,855     $    20,547    $   15,754    $   (16,420)     $   122,736
                                          ============     ===========    ==========    ===========      ===========
Operating income (loss)                   $      5,638     $      (668)   $    1,315    $        --      $     6,285
Net property, plant and equipment               12,468           2,201         1,624             --           16,293
Total assets                                    77,863          22,400        13,819        (17,642)          96,440


Three Months Ended 9/30/99

Sales to unaffiliated customers           $     29,949     $     7,367    $    5,385    $        --      $    42,701
Sales and transfers between
     geographic areas                            3,435           1,680           731         (5,846)              --
                                          ------------     -----------    ----------    -----------      -----------
Total revenue                             $     33,384     $     9,047    $    6,116    $    (5,846)     $    42,701
                                          ============     ===========    ==========    ===========      ===========
Operating income (loss)                   $        755     $      (116)   $      (37)   $        --      $       602

Three Months Ended 9/30/98

Sales to unaffiliated customers           $     30,084     $     5,536    $    5,118    $        --      $    40,738
Sales and transfers between
     geographic areas                            3,765             411           497         (4,673)              --
                                          ------------     -----------    ----------    -----------      -----------
Total revenue                             $     33,849     $     5,947    $    5,615    $    (4,673)     $    40,738
                                          ============     ===========    ==========    ===========      ===========
Operating income (loss)                   $      2,143     $    (1,057)   $      758    $        --      $     1,844


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MOORE PRODUCTS CO.
September 30, 1999


Note F - Contingent Liabilities

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

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Moore provides this cautionary statement identifying important factors that, among others, could cause the actual results and events to differ materially from those set forth in or implied by forward-looking statements and related assumptions. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of global economic conditions; the impact of competitive products and pricing; product development, commercialization and technological difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business conditions; changes in government laws and regulations, including taxes; and uncertainties related to Year 2000 issues. Further information concerning factors that potentially could materially affect Moore's financial results is included in Moore's 1998 Form 10-K, 1999 Form 10-Q's and other reports filed with the Securities and Exchange Commission.

Results of Operations

Sales for the third quarter of 1999 were $42,701,000 compared to $40,738,000 for the same period last year, a 5% increase. Year-to-date sales for the nine months ended September 30, 1999 were $123,474,000 compared to $122,736,000 for the same period last year, a 1% increase. Sales of APACS+ and Quadlog open control systems products and services are at volumes above the prior year on a quarterly and nine-month basis. Meanwhile, we continue to see sales of more traditional discrete control devices including pneumatics, transmitters and loop controllers at levels lower than the prior year. This reflects a continuing trend of lower demand for these products.

The increasing significance of larger systems sales to the overall business of Moore has resulted in increasing variability of bookings. Order bookings for the third quarter of 1999 were $41,093,000 compared to $42,680,000 for the same period last year. Year-to-date order bookings in 1999 were $124,424,000 compared to $131,462,000 for the same period last year. While 1999 order bookings through September for process automation systems remain strong in the United States and Asia-Pacific, our United Kingdom subsidiary experienced a reduction in order bookings due to approximately $7 million of large process automation systems in 1998 that were not repeated in the current year. The consolidated backlog of unshipped orders as of September 30, 1999 was $44,852,000 compared to $46,302,000 as of September 30, 1998. Approximately 68% of this backlog is expected to be shipped in 1999.

Gross profit for the quarter was $16,060,000, or 38% of sales, compared to $16,206,000, or 40% of sales, for the third quarter of 1998. The quarterly gross profit margin percentage declined due to higher engineering content on systems' projects. Gross profit year-to-date was $49,934,000, or 40% of sales, compared to $49,395,000, or 40% of sales, in 1998. The gross profit margin percentage on a year-to-date basis did not change compared to last year.

Selling, research and development, administrative and general expenses for the third quarter were $15,458,000, or 36% of sales, compared to $14,362,000, or 35% of sales in 1998. These expenses year-to-date were $45,941,000, or 37% of sales, compared to $43,110,000, or 35% of sales, in 1998. Higher payroll and other expenses related to new product development and marketing were the primary reasons for these increases.

Interest expense for the third quarter of 1999 was $127,000 compared to $40,000 for the same quarter last year. Year-to-date interest expense was $170,000 compared to $60,000 for the same nine month period in 1998. This increase from last year was attributed to an increase in short-term borrowing activity in 1999.

Moore's third quarter effective tax rate was 57% of pretax income compared to 68% for the same period in 1998. The quarterly effective tax rate was favorably impacted by improved operating results in countries for which tax loss carryover benefits are available. The year-to-date effective tax rate was 43% of pretax income compared to 50% for the first nine months of 1998. Statutory rates are applied to pretax income in the United States. Consistent with previous reporting periods, tax benefits for losses incurred by certain international subsidiaries in tax jurisdictions outside the United States have not been fully recognized for financial reporting purposes because the realization of such benefits is not presently assured.

Net income for the third quarter ended September 30, 1999 was $206,000 compared to net income of $577,000 for the third quarter of 1998. For the nine months ended September 30, 1999, net income was $2,162,000 compared to $3,136,000 for the same period in 1998. Diluted net income per share was $0.07 for the third quarter of 1999 compared to $0.20 for the third quarter of 1998. For the nine months ended September 30, 1999, diluted net income per share was $0.77 compared to $1.09 in 1998.

Liquidity and Capital Resources

Cash and cash equivalents decreased during the nine month period ended September 30, 1999 by $4,931,000. This decrease was the result of negative cash flow from operating activities, capital expenditures and a special 22-cent per share cash dividend declared in January 1999 on the common stock. Capital expenditures were primarily related to facilities and equipment in support of sales and marketing promotion and product development.

Working capital decreased slightly at September 30, 1999 to $39,024,000 from $40,000,000 at December 31, 1998. Accounts receivable increased $939,000 in the first nine months of 1999 due to higher sales in the third quarter. During the first nine months of 1999, inventory levels increased by $2,958,000 reflecting an increase in work in process inventory and customer backlog for process automation systems. Advances from customers have also increased by $1,682,000 for the same reason.

Cash and cash equivalents amounted to $2,618,000 at September 30, 1999. Moore had no outstanding borrowings under credit arrangements at September 30, 1999. During the second quarter, Moore invested approximately $1.0 million in new business ventures. This included the acquisition of Verax Systems, a developer of statistical process control software for industrial manufacturing applications and a complementary extension to Moore's dimensional measurement solutions for discrete parts manufacturers. Moore also completed a joint venture in France to enhance its distribution capabilities in Europe and North Africa. Management believes that current cash and cash equivalents, cash flow from operations, and its established credit facilities of approximately $16,000,000 should be sufficient during 1999 to fund planned capital expenditures, working capital needs, dividends, and other anticipated cash requirements.

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

Amounts expended for Year 2000 projects have not been and are not expected to be significant to Moore's results of operations or financial condition. The total costs of Year 2000 projects, incurred to date and/or expected to be incurred, including special contingency planning activities, are currently estimated to be $800,000.

Management believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner. However, because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of problems should Moore or its trading partners fail to complete all Year 2000 plans and become completely Year 2000 compliant. The current assessment is that such costs and failure of compliance efforts would not have a materially adverse effect on the Company. Moore believes that the most likely risks of serious Year 2000 business disruption are external in nature, including disruption of utility and transportation services, suppliers' and customers' noncompliance, and disruptions in the general economy. To the extent that these factors impact the Company's sales or ability to deliver its products and services, they could have a materially adverse effect on the Company, but there can be no assurance that such would be the case. In addition, Moore could be subject to litigation relating to Year 2000 compliance issues. The amount of potential liability and lost revenue cannot be reasonably assessed or estimated at this time.

During the third quarter of 1999, Moore formulated contingency plans related specifically to identified Year 2000 risks and developed cost estimates related to these plans. Contingency plans may include increasing inventory levels, securing alternative sources of supply, special staffing for technical support to customers and other appropriate measures. Year 2000 contingency plans and related cost estimates will continue to be reviewed and modified as additional information becomes available.

Market and Other Risks

Moore's primary development and manufacturing activities are located in the United States. Increasing sales of its products into international markets make Moore vulnerable to such factors as foreign currency exchange rates or weak economic conditions in such markets. Moore's operating results are exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, the U.K. pound sterling, and other currencies in Western Europe and Asia-Pacific. To a certain extent, foreign currency exchange rate movements affect Moore's competitive position, as exchange rate changes may influence business practices and/or pricing strategies of non-U.S. based competitors. In addition, transactions between the U.S. parent company and its international subsidiaries, which are generally denominated in U.S. dollars, are subject to gains or losses in the consolidated financial statements. Moore does not typically hedge these transactions but attempts to limit exposure to these situations by timely settlement of the U.S. dollar liabilities in the subsidiary locations. Moore maintains lines of credit in Canada and the United Kingdom to help facilitate this approach. Foreign exchange transaction gains in the first nine months of 1999 amounted to approximately $58,000. The Economic Monetary Union (EMU) has initiated changes to monetary policy and foreign exchange, including adoption of the Euro as a single currency for several European countries. Based upon Moore's current business structure in Europe, it is anticipated that these changes will not have a material impact on Moore. Throughout 1999, Moore will continue to evaluate the implications of this change, including, but not limited to, financial and statutory reporting, the structure of business transactions, business systems that might be required to support the change, and its relative competitive position in geographic markets that participate in the EMU.


Item 3.  Quantitative and Qualitative Disclosure of Market Risk.

Disclosure about market risk is contained under "Market and Other Risks" in Item 2 above.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit
Number                                   Description
-------                                  -----------

27       Financial Data Schedule for Quarter Ended September 30, 1999.







(b) No reports on Form 8-K were filed during the most recently completed fiscal quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 MOORE PRODUCTS CO.





Dated: November 12, 1999         By:  /s/ R. E. Wisniewski
                                      ------------------------------------------
                                      As Secretary and Treasurer and as
                                      Principal Financial and Accounting Officer